Form 10-K
period 2009-12-31
Alon Refining Krotz Springs, Inc.
filed 2010-03-16
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO                 .
Commission file number: 333-163942
ALON REFINING KROTZ SPRINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	74-2849682 (I.R.S. Employer Identification No.)

7616 LBJ Freeway, Suite 300, Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
Registrant’s telephone number, including area code: (972) 367-3600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant’s common stock. As of March 1, 2010, 36,219 shares of the registrant’s Class A common stock, par value $0.01, and 405 shares of the registrant’s Class B Common stock, par value $0.01, were outstanding.
     The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter was $0.
     The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).
     Documents incorporated by reference: None.

PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES.
Statements in this Annual Report on Form 10-K, including those in Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings,” that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.
This Form 10-K and other Securities and Exchange Commission filings of Alon Refining Krotz Springs, Inc. occasionally make references to our parent company, Alon USA Energy, Inc. (“Alon USA”), when describing actions, rights or obligations. These references reflect the fact that Alon Refining Krotz Springs, Inc. is consolidated with its respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.
COMPANY OVERVIEW
     In this Annual Report, the words “we,” “our” and “us” refer to Alon Refining Krotz Springs, Inc., and not to any other person.
     We are a Delaware corporation formed in May 2008 in connection with the acquisition of Valero Refining Company—Louisiana by our parent company, Alon USA. We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”) in Krotz Springs, Louisiana. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600.
     We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. In addition, our SEC filings are available free of charge through our parent company’s internet website at www.alonusa.com as soon as reasonably practicable after we electronically file, or furnish, such material with the SEC.
BUSINESS
Our Refinery
     We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 bpd. Placed into service in 1980, our refinery is the second newest complex, grassroots refinery built in the United States. Our refinery is strategically located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial products pipeline system (“Colonial Pipeline”), providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers.
     In industry terms, our refinery is characterized as a “mild residual cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher yields of light products such as gasoline, diesel and jet fuel. Our refinery’s Residual FCC allows us to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional FCC technologies. In addition to the Residual FCC, our refinery’s main processing units include a crude unit and an associated vacuum unit, a catalytic reformer unit, a polymerization unit and an isomerization unit.

     Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. Located on the Atchafalaya River in central Louisiana at the intersection of two ExxonMobil pipeline systems, our refinery has direct pipeline access to Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and foreign crude oils delivered through the Southbend/Sunset and Northline crude oil pipeline systems, as well as by barge.
     Our refinery’s liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into our refinery, we typically produce 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and LPG, and the remaining 2.5% is primarily heavy oils.
     Our refinery connects directly to the Colonial Pipeline, which originates in Houston, Texas and terminates at the New York harbor. This connection allows us to distribute products to over 260 marketing terminals located throughout the Southern and Eastern United States. In addition, we utilize barges to transport products for distribution to customers and markets along the Mississippi and Ohio Rivers.
     Our direct access to major pipelines and the Atchafalaya River for supply and distribution logistics reduces our working capital requirements and accelerates our cash conversion cycle by, among other things, allowing us to maintain a low supply of physical inventory of approximately 15 days and allowing us to receive two-day payment terms for refined products delivered into the Colonial Pipeline and by barge.
     Our refinery’s recent construction, configuration and modern equipment enable it to achieve low operating and maintenance costs and to produce fewer carbon emissions than many other refineries.
Parent Company
     Alon USA is an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA is listed on the NYSE under the symbol “ALJ” and had a market capitalization of $370.5 million as of December 31, 2009. Alon USA’s crude oil refineries are located in Paramount and Long Beach, California, Big Spring, Texas, Willbridge, Oregon and Krotz Springs, Louisiana and have a combined crude oil throughput capacity of approximately 250,000 bpd. Alon USA’s refineries produce various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.
     The acquisition of the Krotz Springs refinery in 2008 increased Alon USA’s refining capacity by approximately 50% and provided Alon USA with further scale, diversification and flexibility to optimize feedstock and refined product mixes. Furthermore, our refinery’s strategic location in central Louisiana provided geographic diversification as well as increased opportunities for refined product marketing and distribution.
     In addition to its refining operations, Alon USA markets petroleum products through a network of approximately 650 retail locations under an exclusive license of the FINA brand in the South Central and Southwestern United States. Alon USA also markets asphalt products produced at its Big Spring, Willbridge and California refineries through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia) and Nevada (Fernley) (50% interest) and through a 50% joint venture in Wright Asphalt Products Company. Alon USA, through its retail subsidiaries, is also the largest 7-Eleven licensee in the United States.
History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of a fluid catalytic cracking unit (“FCC”) in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero acquired our refinery in 1997, upgraded the FCC to a 34,100 bpd Residual FCC in 2002 and installed a grassroots 18,000 bpd gasoline desulfurization unit (“GDU”) in 2006.

     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero.
Refinery Throughput and Production
     Our refinery produces gasoline, high sulfur diesel, jet fuel, kerosene, petrochemicals, petrochemical feedstocks and other petroleum products. We typically convert approximately 96% of our feedstock into finished products such as gasoline, diesel, jet fuel and petrochemicals, with the remaining 4% primarily converted to liquefied petroleum gas.
     In 2009, we averaged approximately 65% utilization of our crude oil throughput capacity. The following table summarizes our refinery’s throughput and production data for 2009 and 2008.

	Year Ended December 31, 2009		Year Ended December 31, 2008 (1)
	Bpd	%	Bpd	%
Refinery throughput:
Light sweet crude	22,942	47.5	43,361	74.5
Heavy sweet crude	22,258	46.0	11,979	20.6
Blendstocks	3,137	6.5	2,844	4.9

Total refinery throughput (2)	48,337	100.0	58,184	100.0

Refinery production:
Gasoline	22,264	45.4	25,195	42.8
Diesel/jet	21,318	43.4	26,982	45.9
Heavy oils	1,238	2.5	1,402	2.4
Other	4,258	8.7	5,258	8.9

Total refinery production (3)	49,078	100.0	58,837	100.0

Refinery utilization (4)		65.3%		66.6%

(1)	2008 data includes our refinery for the period from July 1, 2008 through December 31, 2008.

(2)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for 2009 reflects the effects of our optimization of throughput to respond to declining margins, to reduce borrowings under our Revolving Credit Facility prior to amendments to our credit facilities in April 2009 and the effects of downtime associated with a shutdown that was originally scheduled for the first quarter of 2010 that was accelerated to November 2009. Refinery throughput and production for 2008 reflects the effects of shutdowns during Hurricanes Gustav and Ike and limited crude oil supply due to widespread electrical outages following the hurricanes.
     Gasoline. In 2009, gasoline accounted for approximately 45.4% of our refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. We also purchase 93 octane premium unleaded gasoline for truck rack sales. Our refinery is capable of producing regular unleaded gasoline grades required in the southern and eastern United States.
     Distillates. In 2009, diesel, light cycle oil and jet fuel accounted for approximately 43.4% of our production. Historically, our refinery shipped high sulfur distillate blendstock and LCOs to certain Valero refineries for processing. In connection with Alon USA’s acquisition of our refinery, Valero agreed to a five-year offtake agreement that expires in October 2013 to acquire 100% of our high-sulfur diesel and LCO.

     Heavy Oils and Other. In 2009, heavy oils and other light products accounted for approximately 11% of our refinery’s production.
Raw Material Supply
     In 2009, sweet crude oil accounted for approximately 100% of our crude oil input at our refinery, of which approximately 50.8% was LLS crude oil and 49.2% was HLS crude oil. Our refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil systems, barge delivery, or truck rack delivery. For the twelve months ended December 31, 2009, approximately 80% of the crude oil we received was delivered by pipeline, with the remainder delivered by barge or truck.
     We receive HLS crude oil, LLS crude oil and foreign crude oils from two ExxonMobil systems. The ExxonMobil system located to the west of our refinery is termed the “Southbend/Sunset” system, and the ExxonMobil system located to the east of our refinery is termed the “Northline” system. The Southbend/Sunset system provides HLS crude oil from gathering systems at South Bend, Avery Island, Empire, Grand Isle and Fourchon, Louisiana. All of the Southbend/Sunset system’s current crude oil capacity is delivered to our refinery. The Northline system delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminaling complex. Foreign crude oils arrive at the St. James terminal by direct shipment up the Mississippi River and via offload at the Louisiana Offshore Oil Platform with delivery to St. James through the LOCAP pipeline. Various Louisiana crude oils can also be delivered by barge, via the Intracoastal Canal, the Atchafalaya River, or directly by truck.
     We purchase substantially all of our refinery’s crude oil requirements through existing term contracts with several suppliers. At present, a major oil company is our largest supplier, accounting for substantially all of our crude oil requirements in 2009. These term contracts are both short-term and long-term in nature with arrangements that contain market-responsive pricing provisions and provisions for renegotiation or cancellation by either party. The remainder of our refinery’s crude oil input requirements are purchased on the spot market. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
Sales
     Product Pipelines. Our refinery connects to and distributes refined products into the Colonial Pipeline for distribution by our customers to the Southern and Eastern United States. The 5,519 mile Colonial Pipeline transports products to more than 260 marketing terminals located near the major population centers of the Eastern United States. Our refinery’s direct connection to the Colonial Pipeline provides us flexibility to optimize product flows into multiple regional markets. In 2009, we distributed an average of 16,784 bpd of gasoline and 6,000 bpd of distillates into the Colonial Pipeline. Approximately 37% of our sales for 2009 were transported to our customers by pipeline.
     Barge and Truck Rack. Products not shipped through the Colonial Pipeline, such as high sulfur diesel sold to Valero pursuant to our offtake agreement with Valero, are either transported via barge for sale or for further processing or are sold at our refinery’s truck rack. Barges have access to both the Mississippi and Ohio Rivers and can carry refined products for delivery to Valero’s Memphis refinery and as far north as Evansville, Indiana. Approximately 31% of our sales for 2009 were transported to our customers by barge.
     Railcar and Truck. Propylene/propane mix is sold via railcar and truck to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped via pipeline or truck to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to our refinery via truck for blending, and sell the isobutene and natural gasoline on a spot basis. Approximately 32% of our sales for 2009 were transported to our customers by truck.
     Sales to our top five customers represented approximately 79% of our sales during 2009.

Competition
     The petroleum refining industry continues to be highly competitive. Many of our principal competitors are integrated, multi-national oil companies (e.g., Chevron, ExxonMobil, Shell, ConocoPhillips and BP) and other major independent refining and marketing entities that operate in our market areas. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial and other resources and may have a greater ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum refining industry.
     All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries.
     The majority of our refined fuel products produced at our refinery are sold on the spot market and shipped through the Colonial Pipeline to major demand centers throughout the Southern and Eastern United States. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners, that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
Government Regulation and Legislation
     Environmental Controls and Expenditures. Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, land and water, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in substantial compliance with these requirements. As part of the acquisition of our refinery, we conducted an environmental site assessment of the refinery and related properties, including a Phase I assessment. No material environmental conditions were detected as a result of this assessment. Over the next several years our operations will have to meet new requirements being promulgated by the EPA and the states and jurisdictions in which we operate.
     On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act, which would establish a market-based “cap-and-trade” system to achieve yearly reductions in greenhouse gas emissions through which regulated entities will buy and sell a limited quantity of carbon emission allowances. The Senate likely will consider multiple pieces of its own legislation, including the Clean Energy Jobs and American Power Act, which also would establish a “cap-and-trade” program and sets even more aggressive reduction targets than the House bill and yet to be introduced bi-partisan legislation sponsored by Sens. John Kerry, Lindsey Graham and Joseph Lieberman. Both chambers would be required to approve identical legislation before it could become law. With respect to regulation, on December 7, 2009, the EPA issued an endangerment finding that greenhouse gases endanger both public health and welfare, and that GHG emissions from motor vehicles contribute to the threat of climate change. Although the finding itself does not impose requirements on regulated entities, it allows the EPA and the Department of Transportation to finalize a jointly proposed rule regulating greenhouse gas emissions from vehicles and establishing Corporate Average Fuel Economy standards for light-duty vehicles. When this happens, greenhouse gases will become federally regulated air pollutants subject to the Prevention of Significant Deterioration (PSD) and Title V permitting programs under the Clean Air Act. Anticipating this result, the EPA has proposed the “tailoring rule” to raise the statutory threshold for regulation under PSD and Title V to prevent virtually every GHG source from instantly becoming a major stationary source subject to the PSD and Title V permitting requirements. While it is probable that Congress and/or the EPA will adopt some form of federal mandatory greenhouse gas emission reductions legislation or regulation in the future, the timing and specific requirements of any such legislation or regulation are uncertain at this time., especially in light of recent challenges to the endangerment finding by industry organizations, which have filed petitions in the United States Court of Appeals for the D.C. Circuit, as well as by Senator Lisa Murkowski, who has introduced a resolution (S.J. Res. 26) that would overturn the endangerment finding.
     In February 2007, the EPA adopted rules effective as of April 27, 2007, to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, the rules require that beginning in 2011 refiners meet an annual average gasoline benzene content standard of 0.62% by volume on all gasoline produced, both reformulated and conventional. We have not yet determined the capital expenditures that may be necessary to comply with the benzene limits at our refinery. Under the regulations, the EPA may grant extensions of time to comply with the benzene standard if a refinery demonstrates that unusual circumstances exist that impose extreme hardship and significantly affect the ability of the refinery to comply. We may ask for an extension of time to comply with the MSAT2 standards at our refinery.
     In May 2007, the EPA adopted a final rule effective as of September 1, 2007, that subjects refiners and importers of gasoline to a yearly renewable volume obligation that is based on the national renewable fuel standard. Due to our size, we are exempted from the requirements of this rule through December 31, 2010. In February 2010, the EPA finalized new regulations that replace and update the current rules and extend the renewable fuel standard to other finished products (e.g., diesel). In the final rulemaking, the EPA did not extend the time for small refiners to comply with the renewable fuel standard. In light of this, we may ask for an extension of time to comply based upon a demonstration of disproportionate economic hardship. When we become subject to the rule, we will be required to blend renewable fuels (e.g., ethanol) into our finished products or purchase credits in lieu of blending renewable fuels. At this time, we do not know how much credits will cost or whether we will be able to blend renewable fuels into our finished products in order to avoid having to purchase credits.
     Our refinery (which was then owned by Valero) finalized a settlement in the form of a Consent Decree with the EPA under the National Petroleum Refining Initiative in November 2005. The EPA’s National Petroleum Refinery Initiative addresses what the EPA deems to be the most significant Clean Air Act compliance concerns affecting the petroleum refining industry. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, we secured a release of liability that provides immunity from enforcement actions for alleged past non-compliance. The major project necessary for consent decree compliance is installing NOx controls and monitors on heaters and boilers which is scheduled to be completed in 2011. Other projects include various SO2 and NOx reduction measures. The current best estimate of capital costs is $13.0 million. Our refinery has already completed many portions of the consent decree, including compliance with particulate emissions from the Residual FCC, H2S in the fuel gas, LDAR performance and implementation of Benzene Waste Operations NESHAPS requirements. Because our refinery remains subject to the Valero consent decree, Alon USA entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. Our refinery is responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to it. In addition, with respect to certain system-wide emission limitations that apply across all of the Valero refineries, our refinery was generally allocated emission limitations that did not necessitate substantial capital expenditures for add-on controls.
     Conditions may develop that cause additional future capital expenditures at our refinery for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
     Known Environmental Liabilities. In 2009, our refinery had an environmental reserve of $0.4 million. This reserve relates to the remediation of ground water.
Employees
     Approximately 200 people, including operations personnel and general and administrative personnel, are currently utilized to conduct and support our refinery’s operations. To facilitate and lower the costs of the provision and administration of employee payroll and benefits, the personnel utilized in our operations are employed through an affiliate of Alon USA with our company paying the costs of such payroll and benefits. None of our personnel are covered by collective bargaining agreements. We believe that our relations with our personnel are satisfactory.
Properties
     Our principal real property consists of approximately 260 acres of owned real property, which includes the land upon which our main refinery facilities are located and land adjacent thereto. In addition, we lease approximately 160 acres of land near and adjoining our refinery, which are used for activities ancillary to and in support of our refinery. The leased property is primarily held under five main leases, with current terms ranging from three to 20 years and options to permit the renewal of the leases for the majority of such leased property. The shortest term of any such lease without a renewal right runs through December 31, 2017. We believe that our facility is sufficient for our operations and is maintained in a good state of repair in the ordinary course of business.
Insurance
     We are insured under our own insurance policies which cover physical damage (all risk property damage, business interruption and flood), third party liability and other miscellaneous items. The property insurance policy has a combined loss limit for a property loss and business interruption at our refinery of $650 million per occurrence. A deductible of $2 million applies to physical damage claims, with a 45-day wait period deductible for business interruption.
Litigation
There is no material litigation pertaining to our company.
ITEM 1A. RISK FACTORS.
     You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10-K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the factors and the specific risks set forth below. This annual report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of the factors that could cause actual results to differ materially from those projected.
Risk Factors Relating to Our Business
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings, profitability, cash flows and liquidity.
     Our refining earnings, profitability and cash flows from operations depend primarily on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. When the margin between refined product prices and crude oil and other feedstock prices contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. For example, from January 2005 to December 2009, the price for WTI crude oil fluctuated between $31.27 and $145.31 per barrel, while the price for Gulf Coast unleaded gasoline fluctuated between 76.8 cents per gallon (“cpg”) and 474.6 cpg. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel and other refined products. Such supply and demand are affected by, among other things:
•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Venezuela;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery, our machinery or equipment, or those of our suppliers or customers;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
     In addition, sudden increases or decreases in crude oil prices and product prices can have a significant effect on our cash flows and liquidity. For example, in the last six months of 2008, the price for WTI crude oil rapidly decreased from an average of $133.30 per barrel in July to an average of $41.45 per barrel in December and the price for Gulf Coast unleaded gasoline similarly decreased from an average of 317.2 cpg in July to 91.0 cpg in December. As a result, the value of our inventories included in our borrowing base under our Revolving Credit Facility decreased, which in turn decreased the amount of borrowing capacity available to us under such facility. In addition, our cash flows from operating activities decreased with the falling product prices, which, combined with reduced throughput following Hurricanes Gustav and Ike, reduced our cash available to fully repay borrowings under our Revolving Credit Facility. As a result, we amended our credit facilities in April 2009 to conform the financial covenants to account for the rapid decrease in crude oil and product prices in the second half of 2008.
     The nature of our business requires us to maintain substantial crude oil and refined product inventories. Because crude oil and refined products are commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”), inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. Our investment in inventory is affected by the general level of crude oil prices, and significant increases in crude oil prices could result in substantial working capital requirements to maintain inventory volumes.
     In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Future increases in fuel and utility prices may have a negative effect on our earnings, profitability and cash flows.
The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse impact on our business, results of operations and cash flows.
     Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Recent declines in global economic activity and consumer and business confidence and spending have significantly reduced the level of demand for our products. In addition, severe reductions in the availability and increases in the cost of credit have adversely affected our ability to fund our operations and operate our refinery at its full capacity, and have adversely affected our operating margins. Together, these factors have had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows.
     Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by the recent recession and credit crisis and related turmoil in the global financial system have included or could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single facility.
     Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our or third-party facilities, any of which could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
     There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, are also subject to being shut down.
     Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for transportation of crude oil and refined products.
     Our refinery receives a substantial percentage of its crude oil and delivers a substantial percentage of its refined products through pipelines. For example, we obtain substantially all of our crude oil supply through the Southbend/Sunset and Northline pipeline systems and distribute a significant portion of our products through the Colonial Pipeline. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, hurricanes, governmental regulation, terrorism, other third-party action or any of the types of events described in the preceding risk factor. For example, due to power outages following Hurricanes Gustav and Ike in 2008, pipeline crude oil deliveries to our refinery were limited for an extended period. A prolonged interruption in the operation of the pipelines that we rely upon for transportation of crude oil and refined products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our hedging activities may limit our potential gains and involve other risks.
     We have entered into and regularly evaluate opportunities to enter into hedging arrangements to provide us with a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in such prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	the volumes of our actual use of crude oil and/or production of the applicable refined products are less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refinery, or those of our suppliers or customers;

•	there is a change in the historic correlation between crude oil and heating oil prices;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.

     In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the index upon which the arrangement is based is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of crude oil or refined products may have more or less variability than the regional price index used for such crude oil or refined products.
If the price of crude oil increases significantly, it could limit our ability to purchase enough crude oil to operate at full capacity.
     We rely in part on borrowings and letters of credit under our Revolving Credit Facility to purchase crude oil. If the price of crude oil increases significantly, we may not have sufficient capacity under our Revolving Credit Facility to purchase enough crude oil to operate at full capacity. A failure to operate at full capacity could adversely affect our profitability and cash flows.
Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refinery at full capacity.
     Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refinery at full capacity. A failure to operate our refinery at full capacity could adversely affect our profitability and cash flows.
Competition in the refining industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
     We compete with a broad range of companies in the refining industry. Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand disruptions in operations and volatile market conditions, to offer more competitive pricing and to obtain crude oil in times of shortage.
     We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production and have retail outlets. Competitors that have their own crude production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower, which provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
We may incur significant costs to comply with new or changing environmental laws and regulations.
     Our operations are subject to extensive regulatory controls on air emissions, water discharges, waste management and the clean-up of contamination that can require costly compliance measures. If we fail to meet environmental requirements, we may be subject to administrative, civil and criminal proceedings by state and federal authorities, as well as civil proceedings by environmental groups and other individuals, which could result in substantial fines and penalties against us as well as governmental or court orders that could alter, limit or stop our operations.
     In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the effect of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
The adoption of climate change legislation by Congress or the regulation of greenhouse gas emissions by the United States Environmental Protection Agency (EPA) could result in increased operating costs, lower profitability and reduced demand for our refined products.
     On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, which may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products.
     The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. On September 30, 2009, Senators Barbara Boxer (D-CA) and John Kerry (D-MA) introduced climate change legislation, S. 1733, entitled the “Clean Energy Jobs & American Power Act.” The Senate committee from which the legislation was introduced, the Environment and Public Works Committee, approved the bill on November 5, 2009. Various Senate committees are expected to review the bill, and the text of the bill may change as a result. The Clean Energy Jobs & American Power Act is not identical to ACESA. For example, the 2020 GHG reduction target in the Senate proposed legislation is 20% below 2005 levels, versus 17% below 2005 levels in the House-passed bill. The Senate may consider other legislative options, as well; currently, Sens. John Kerry (D-MA), Lindsey Graham (R-SC) and Joseph Lieberman (I-CT) are drafting a bi-partisan climate bill.
     Any Senate-passed legislation would need to be reconciled with ACESA, and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
     In addition to the climate change legislation under consideration by Congress, on December 7, 2009, the EPA issued an endangerment finding that GHGs endanger both public health and welfare, and that GHG emissions from motor vehicles contribute to the threat of climate change. Although the finding itself does not impose requirements on regulated entities, it allows the EPA and the Department of Transportation to finalize a jointly proposed rule regulating greenhouse gas emissions from vehicles and establishing Corporate Average Fuel Economy standards for light-duty vehicles. When GHGs become regulated by the EPA for vehicles, they will also become regulated pollutants under the Clean Air Act triggering other Clean Air Act requirements. EPA’s endangerment finding is being challenged, however. Industry organizations have filed petitions in the United States Court of Appeals for the D.C. Circuit, and Senator Lisa Murkowski (R-AK) has introduced a resolution (S.J. Res. 26) that would overturn the endangerment finding.
     On September 30, 2009, the EPA proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule to raise the threshold amount of GHG emissions that a source would have to emit to trigger certain Clean Air Act permitting requirements and the need to install controls to reduce emissions of greenhouse gases. Under the current thresholds in the PSD and Title V rules, the rule would capture even small emitters of greenhouse gases. Although it is not clear whether a final version of this rule would differ significantly from the proposed rule, or if finalized, would withstand legal challenges, the new obligations proposed in the regulation could require us to incur increased operating costs. The EPA is moving forward with the regulations despite the administration’s stated preference for legislation. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
     Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit effects or potential effects on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have an adverse effect on our business, results of operations, cash flows or prospects.
We are located in an area that has a history of hurricanes, the occurrence of which could materially affect our operations.
     In August 2008, our refinery sustained minor physical damage when Hurricane Gustav made landfall in Louisiana. However, the regional utilities were affected and, as a result, our refinery was without electric power for one week. Offshore crude oil production and gathering facilities were impacted by Hurricanes Gustav and Ike, which limited the availability of crude oil to our refinery for an extended period. In the event of a hurricane that causes damage to our refining assets, the pipeline or terminal assets relied upon by our refinery, or the infrastructure necessary for the operation of these assets, such as the availability of usable roads, electricity, water or natural gas, we may experience a significant interruption in our refining operations. Such an interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Terrorist attacks, threats of war or actual war may negatively affect our operations, financial condition, results of operations and prospects.
     Terrorist attacks, threats of war or actual war, as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition, results of operations and prospects. Energy-related assets (which include our refinery) may be at greater risk of future terrorist attacks than other possible targets in the United States. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations and prospects. In addition, any terrorist attack, threats of war or actual war could have an adverse effect on energy prices, including prices for crude oil and our refined products, and an adverse effect on our margins. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.
Our insurance policies do not cover all losses, costs or liabilities that we may experience. In addition, we may not be able to obtain and maintain adequate insurance at costs acceptable to us or at all as a result of recent hurricanes in the Gulf Coast region.
     We maintain insurance coverages customary for our industry which includes, but is not limited to, property and business interruption insurance. Our property insurance policy has a combined single limit for property loss and business interruption at our refinery of $650 million per occurrence. We believe that our combined loss limit for property damage and business interruption insurance is adequate. However, this insurance coverage does not cover all potential losses, costs or liabilities. Our business interruption insurance coverage does not apply unless a business interruption exceeds a period of 45 days. In addition, physical damage claims have a $2 million deductible. We could also suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. In addition, the availability and cost of insurance in the Gulf Coast region has been adversely affected by the hurricanes experienced in recent years, and our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance or an inability to obtain and maintain adequate insurance at costs acceptable to us, or at all, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively affected.
     Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel, most of whom are employed by an affiliate of our corporate parent, Alon USA. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would need to hire other personnel to manage and operate our refinery and to develop our products and technology. We cannot assure you that we would be able to locate or employ qualified personnel on acceptable terms or at all.
     To the extent members of our senior management team are performing services for Alon USA, this may divert their time and attention away from our business and may therefore adversely affect our business. In addition, we cannot assure you that the interests of our parent company will always be aligned with the interests of our company or the holders of our senior secured notes.
Risk Factors Relating to Outstanding Indebtedness and Debt Agreements
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes.
     We have substantial indebtedness. As of December 31, 2009, we had $289.0 million of total debt outstanding, all of which is secured. Subject to restrictions in the Indenture governing our Senior Secured Notes and our Revolving Credit Facility, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you and significant effects on our business, including the following:
•	it may be more difficult for us to satisfy our financial obligations, including with respect to our Senior Secured Notes;

•	our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on our Senior Secured Notes and our other indebtedness as well as to fund excess cash flow offers on our Senior Secured Notes, which will reduce the funds available to use for operations and other purposes;

•	our ability to fund a change of control offer may be limited;

•	our ability to borrow additional funds may be limited;

•	our high level of indebtedness could place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be restricted from making strategic acquisitions or exploiting other business opportunities; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

     We expect to use cash flow from operations to pay our expenses and scheduled interest and principal payments due under our outstanding indebtedness, including our Senior Secured Notes. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. The recent recession and credit crisis and related turmoil in the global financial system along with reduced refined product margins has had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Consequently, our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay or pay interest on our indebtedness, including our Senior Secured Notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt (including our Senior Secured Notes), sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the Indenture governing our Senior Secured Notes and our Revolving Credit Facility, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of our Senior Secured Notes and our ability to pay the amounts due under our Senior Secured Notes. In addition, if we default in the payment of amounts due on our Senior Secured Notes (or our other outstanding indebtedness), it would give rise to an event of default under the Indenture governing our Senior Secured Notes and possible acceleration of amounts due under our Revolving Credit Facility and any of our other outstanding indebtedness. In the event of any acceleration, there can be no assurance that we will have enough cash to repay our outstanding indebtedness, including our Senior Secured Notes and our Revolving Credit Facility.
     With our termination of our Revolving Credit Facility on March 15, 2010, we entered into a new credit facility that will terminate on June 15, 2010. We anticipate entering into a multi year facility with another financial institution by March 31, 2010. If we are not successful in obtaining a multi year facility by that date, the restart of our refinery could be delayed.
Despite our current indebtedness level, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
     As of December 31, 2009, we had total availability of $50.2 million comprised of borrowing availability under our Revolving Credit Facility plus cash and cash equivalents. We may also be able to incur substantial additional indebtedness in the future. The terms of the Indenture governing our Senior Secured Notes and our Revolving Credit Facility do not fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Description of Revolving Credit Facility.”
Our Revolving Credit Facility and the Indenture governing our Senior Secured Notes impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
     Our Revolving Credit Facility and the Indenture governing our Senior Secured Notes impose, and future debt agreements may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:
•	incur additional indebtedness;

•	repay indebtedness (including our Senior Secured Notes) prior to stated maturities;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates; and

•	otherwise conduct certain corporate activities.
     In addition, our Revolving Credit Facility requires us to maintain compliance with specified financial covenants.

     These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect of the related indebtedness. If a default occurs under our Revolving Credit Facility, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing such indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Indenture governing our Senior Secured Notes.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
ITEM 4. RESERVED.
     Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     As of March 1, 2010, Alon USA is the only holder of all of the Company’s outstanding voting capital stock. There is no established public trading market for the Company’s common stock. We did not declare or pay dividends on our capital stock in 2008 or 2009. Our debt agreements contain provisions that limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.
     The following tables set forth selected historical financial data of Alon Refining Krotz Springs, Inc. and its predecessor, Valero Refining Company—Louisiana, as of the dates and for the periods indicated. Alon Refining Krotz Springs, Inc. acquired Valero Refining Company—Louisiana effective July 1, 2008 by acquiring all the capital stock of Valero Refining Company—Louisiana and subsequently merging Valero Refining Company—Louisiana with and into Alon Refining Krotz Springs, Inc. We are required under GAAP to present our operating results separately for predecessor periods preceding the acquisition and successor periods following the acquisition. The financial statements of the “predecessor” are those of Valero Refining Company—Louisiana and of the “successor” are those of Alon Refining Krotz Springs, Inc.
     The selected historical financial data as of and for the year ended December 31, 2005 has been derived from our predecessor’s audited financial statements, which are not included in this Annual Report on Form 10-K. The selected historical financial data as of and for the years ended December 31, 2006 and 2007 has been derived from our predecessor’s audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the year ended December 31, 2008 has been derived by combining our predecessor’s audited financial statements for the six months ended June 30, 2008, which are included elsewhere in this Annual Report on Form 10-K, with the successor’s audited financial statements for the six months ended December 31, 2008, which are included elsewhere in this Annual Report on Form 10-K.
     The following selected historical financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor	Combined(1)	Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Unaudited)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,156,883	$2,594,026	$2,293,486	$2,450,200	$2,043,651
Cost of sales	1,031,368	2,531,201	2,143,920	2,245,070	1,793,499
Direct operating expenses	74,007	89,096	84,388	72,754	64,937
Selling, general and administrative expenses	7,328	2,812	4,632	4,921	4,935
Depreciation and amortization expenses	20,485	13,333	9,677	8,259	6,879

Operating income (loss)	23,695	(42,416)	50,869	119,196	173,401
Other income, net	17	258	1	34	93
Interest expense	(69,090)	(24,382)	—	—	—

Income (loss) before income tax expense (benefit)	(45,378)	(66,540)	50,870	119,230	173,494
Income tax expense (benefit)	—	(19,680)	17,276	43,510	65,159

Net income (loss)	$(45,378)	$(46,860)	$33,594	$75,720	$108,335

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$153,237	$(8,400)	$26,678	$77,724	$130,406
Net cash used in investing activities	(45,382)	(492,540)	(9,992)	(41,876)	(33,560)
Net cash provided by (used in) financing activities	(81,694)	500,927	(16,684)	(35,843)	(96,851)
Capital expenditures	12,404	9,948	9,001	38,106	32,599
Capital expenditures for turnaround and catalyst	13,290	1,858	995	3,773	822

	Successor	Combined(1)	Predecessor
	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Unaudited)
	(dollars in thousands)
Balance Sheet Data (end of period):
Cash and cash equivalents	$26,161	$—	$13	$11	$6
Property, plant and equipment, net	362,265	335,555	142,845	141,622	108,778
Total assets	482,837	633,903	229,152	207,452	173,566
Total debt	288,980	449,105	—	—	—
Stockholders’ equity	62,003	87,790	186,520	169,610	129,733

(1)	The statements of operations data and cash flow data for the year ended December 31, 2008 is presented on an unaudited combined basis comprised of two periods: predecessor and successor. We are required under GAAP to present our operating results separately for predecessor periods preceding the acquisition and the successor periods following the acquisition. However, we believe that presentation on a combined basis is more meaningful as it allows the financial and operating data to be analyzed to comparable periods in 2005, 2006, 2007 and 2009. See “Selected Financial Data” included on the previous page of this Annual Report on Form 10-K for details on the predecessor and successor periods. The predecessor, successor and combined financial data is as follows:

	Predecessor	Successor	Combined
	Period from January 1	Period from July 1	Year Ended
	Through June 30,	Through December 31,	December 31,
	2008	2008	2008
			(Unaudited)
	(Dollars in thousand)
Statement of Operations Data:
Net sales	$1,539,629	$1,054,397	$2,594,026
Cost of sales	1,543,665	987,536	2,531,201
Direct operating expenses	43,721	45,375	89,096
Selling, general and administrative expenses	1,909	903	2,812
Depreciation and amortization expenses	4,841	8,492	13,333

Operating income (loss)	(54,507)	12,091	(42,416)
Other income, net	2	256	258
Interest expense	—	(24,382)	(24,382)

Loss before income tax benefit	(54,505)	(12,035)	(66,540)
Income tax benefit	(19,680)	—	(19,680)

Net loss	$(34,825)	$(12,035)	$(46,860)

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$(20,208)	$11,808	$(8,400)
Net cash used in investing activities	(8,076)	(484,464)	(492,540)
Net cash provided by (used in) financing activities	28,271	472,656	500,927
Capital expenditures	6,495	3,453	9,948
Capital expenditures for turnaround and catalyst	1,858	—	1,858

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K and the other sections of this Annual Report on Form 10-K, including Items 1 and 2 “Business and Properties,” and Item 6 “Selected Financial Data.”
Forward-Looking Statements
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases to identify forward-looking statements.
     Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. See Item 1A “Risk Factors.”
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet crude Oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition in ways that we currently cannot predict. We may face significant challenges if conditions in the financial markets do not improve or continue to worsen, such as adversely impacting our ability to refinance existing credit facilities or extend their terms; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
     Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward looking statements. We do not intend to update these statements unless we are required by the securities laws to do so.
Format of Presentation
     Financial and operating data for the year ended December 31, 2008 included elsewhere in this Annual Report on Form 10-K, is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition of all the capital stock of Valero Refining Company — Louisiana by Alon Refining Krotz Springs, Inc. (reflecting the audited financial and other operating data of Valero Refining Company — Louisiana for the six months ended June 30, 2008) and the period succeeding such acquisition (reflecting the audited financial and other operating data of Alon Refining Krotz Springs, Inc. for the six months ended December 31, 2008, as applicable), respectively. Immediately following the acquisition of the capital stock of Valero Refining Company — Louisiana, Valero Refining Company — Louisiana was merged with and into Alon Refining Krotz Springs, Inc.
     The discussions in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2008 are presented on an unaudited combined basis for the predecessor and successor periods. The results for these periods are presented, but are not discussed, separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009 and 2007.
     The financial reporting periods are presented as follows:
•	The year ended December 31, 2009 compared to the year ended December 31, 2008. The year ended December 31, 2009 represents the audited financial and other operating data of Alon Refining Krotz Springs, Inc. The year ended December 31, 2008 is presented on an unaudited combined basis for the predecessor and successor periods discussed above.

•	The year ended December 31, 2008 compared to the year ended December 31, 2007. The year ended December 31, 2008 is presented on an unaudited combined basis for the predecessor and successor periods discussed above. The year ended December 31, 2007 represents the historical basis of accounting for Valero Refining Company — Louisiana.
Refinery Overview
     We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 bpd. Placed into service in 1980, our refinery is the second newest complex, grassroots refinery built in the United States. Our refinery is strategically located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial Pipeline, providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers.
     Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input.
     Our refinery’s Residual FCC allows us to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional FCC technologies. Our refinery’s liquid product yield is approximately 101.5%, meaning that for each 100 barrels of crude oil and feedstocks input into our refinery, we typically produce 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and LPG, and the remaining 2.5% is primarily heavy oils.

     Our direct access to major pipelines and the Atchafalaya River for supply and distribution logistics reduces our working capital requirements and accelerates our cash conversion cycle by, among other things, allowing us to maintain a low supply of physical inventory of approximately 15 days and allowing us to receive two-day payment terms for refined products delivered into the Colonial Pipeline and by barge.
Refinery History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of an FCC in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero acquired our refinery in 1997, upgraded the FCC to a 34,100 bpd Residual FCC in 2002 and installed a 18,000 bpd GDU in 2006.
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments due from us based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $19.7 million in 2009 and have agreed to pay Valero an additional sum of approximately $15.3 million in seven installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.
Major Influences on Results of Operations
     Our earnings and cash flows are primarily affected by the difference between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of the refined products we ultimately sell depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. While our sales and operating revenues fluctuate significantly with movements in crude oil and refined product prices, it is the spread between crude oil and refined product prices, and not necessarily fluctuations in those prices, which affects our earnings.
     In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our refinery’s per barrel operating margin to the Gulf Coast 2/1/1 crack spread. The Gulf Coast 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast unleaded gasoline and Gulf Coast high sulfur diesel and the market value of WTI crude oil.
     Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. For example, between January 1, 2008 and December 31, 2009, natural gas prices ranged between $2.51 and $13.58 per million British thermal units. Typically, electricity prices fluctuate with natural gas prices.
     The nature of our business requires us to maintain substantial quantities of crude oil and refined product inventories. Crude oil and refined products are commodities, and we have no control over the changing market value of these inventories.
Factors Affecting Comparability
     Factors which are fundamental to understanding comparisons of our period-to-period financial performance for both historical and future periods include those discussed below.

Refinery Acquisition
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration due in the form of earnout payments due from us based on the average market prices for crude oil, regular unleaded gasoline, and ultra low sulfur diesel in each of the three twelve month periods following the acquisition. The purchase of our refinery by Alon USA and related financing transactions increased the property, plant and equipment value to $341.7 million, inventories to $145.0 million, and debt by $443.5 million. Additionally, inventory adjustments of $127.4 million were made to cost of sales for the six months ended December 31, 2008, related to the July 1, 2008 acquisition. In 2009, we increased property, plant and equipment by an additional $35.0 million as a result of the amended earnout agreement with Valero.
Hurricane Activity
     The aftermath of Hurricanes Gustav and Ike in the third quarter of 2008 resulted in the shutdown of approximately 25% of the refining capacity in the United States which greatly influenced the production and supply of both crude oil and refined products throughout the United States. Hurricanes Gustav and Ike directly affected our refinery by causing power outages and crude oil supply disruption which reduced our refinery throughput volumes.
2008 Hedging Agreement
     Contemporaneously with the acquisition of our refinery, we entered into a hedging agreement consisting of futures contracts for the forward purchase of crude oil and the forward sale of heating oil covering 14,849,750 barrels over a 27 month period (the “2008 Hedging Agreement”). As of December 31, 2008, the mark-to-market value of the heating oil crack spread hedge was $116.7 million and was recorded as a reduction to cost of sales. In April 2009, the 2008 Hedging Agreement was terminated at a value of $139.3 million for which we received proceeds of $133.6 million and recorded a charge to interest expense of $5.7 million. In connection with the termination of the 2008 Hedging Agreement, we also received $50.0 million from the release of cash collateral previously pledged by us to support obligations under the 2008 Hedging Agreement.
Senior Secured Notes
     In October 2009, we issued $216.5 million in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. We received gross proceeds of $205.4 million from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, we prepaid in full the outstanding principal balance of our Term Loan of $163.8 million. As a result of the prepayment of the Term Loan, a write-off of unamortized debt issuance costs of $20.5 million was recorded as interest expense in 2009.
Throughput
     In 2007, refinery throughput was reduced due to operational constraints and a flue gas cooler replacement in the Residual FCC. In 2008, refinery throughput was reduced due to the hurricane activity discussed above and the effects of regularly scheduled maintenance during the first nine months of 2008. In 2009, refinery throughput was reduced due to our optimization of throughput to respond to declining margins and to reduce borrowings under our Revolving Credit Facility prior to the amendments to our credit facilities in April 2009. Also, due to the refinery operating margin environment, we accelerated the turnaround that was originally scheduled for the first quarter of 2010 to November 2009. We have also extended the refinery downtime beyond the turnaround due to further distressed refinery operating margins which are currently lower than operating expenses.

Results of Operations

		Predecessor	Successor	Combined	Predecessor
		Six Months	Six Months	Twelve Months
	Year Ended	Ended	Ended	Ended	Year Ended
	December 31, 2009	June 30, 2008	December 31, 2008	December 31, 2008	December 31, 2007
				(Unaudited)
	(Dollars in thousands, except per barrel data and pricing statistics)
Statement of Operations Data:
Net sales	$1,156,883	$1,539,629	$1,054,397	$2,594,026	$2,293,486
Cost of sales	1,031,368	1,543,665	987,536	2,531,201	2,143,920
Direct operating expenses	74,007	43,721	45,375	89,096	84,388
Selling, general and administrative expenses	7,328	1,909	903	2,812	4,632
Depreciation and amortization expenses	20,485	4,841	8,492	13,333	9,677

Operating income (loss)	23,695	(54,507)	12,091	(42,416)	50,869
Other income, net	17	2	256	258	1
Interest expense	(69,090)	—	(24,382)	(24,382)	—

Income (loss) before income tax expense (benefit)	(45,378)	(54,505)	(12,035)	(66,540)	50,870
Income tax expense (benefit)	—	(19,680)	—	(19,680)	17,276

Net income (loss)	$(45,378)	$(34,825)	$(12,035)	$(46,860)	$33,594

Operating Data:
Refinery Throughput (bpd):
Light sweet crude	22,942			35,785	39,678
Heavy sweet crude	22,258			24,421	30,484
Blendstocks	3,137			2,323	6,362

Total refinery throughput (1)	48,337			62,529	76,524

Refinery Production (bpd):
Gasoline	22,264			26,403	33,702
Diesel/Jet	21,318			29,624	33,793
Heavy oils	1,238			1,484	3,418
Others	4,258			5,892	6,218

Total refinery production (2)	49,078			63,403	77,131

Key Operating Statistics:
Refinery utilization (3)	65.3%			72.5%	84.4%
Per barrel of throughput:
Refinery operating margin (4)	$5.66			$3.21	$5.35
Refinery direct operating expense (5)	4.22			3.89	3.02
Capital expenditures	12,404			9,948	9,001
Capital expenditures for turnaround and catalyst	13,290			1,858	995
Pricing Statistics:
WTI crude oil (per barrel)	$61.82			$99.56	$72.32
2/1/1 Gulf Coast high sulfur diesel crack spread (per barrel)	6.50			11.28	12.80
Gulf Coast unleaded gasoline (cpg)	163.5			247.1	204.5
Gulf Coast high sulfur diesel (cpg)	161.9			280.8	200.8
Natural gas (per mmbtu)	$4.16			$8.90	$7.12

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for 2009 reflects the effects of our optimization of throughput to respond to declining margins, to reduce borrowings under our Revolving Credit Facility prior to amendments to our credit facilities in April 2009 and the effects of downtime associated with a shutdown that was originally scheduled for the first quarter of 2010 that was accelerated to November 2009. Refinery throughput and production for 2008 reflects the effects of shutdowns during Hurricanes Gustav and Ike and limited crude oil supply due to widespread electrical outages following the hurricanes.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of unrealized hedging gains and losses and inventory adjustments related to the acquisition of our refinery) attributable to our refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $116.7 million for our refinery for the year ended December 31, 2008. Also, refinery operating margins for our refinery excludes a charge of $127.4 million for the year ended December 31, 2008 to cost of sales for inventory adjustments related to the acquisition of our refinery. There were unrealized hedging gains of $25.6 million for our refinery for the year ended December 31, 2009. Additionally, realized gains related to the termination of the 2008 Hedging Agreement of $139.3 million were excluded from our refinery operating margin for the year ended December 31, 2009.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses, exclusive of depreciation and amortization, by the total throughput volumes.

Year ended December 31, 2009 compared to year ended December 31, 2008
     Net Sales. Net sales in 2009 decreased by $1,437.1 million, or 55.4%, to $1,156.9 million from $2,594.0 million in 2008. The decrease in net sales was primarily due to lower refined product prices and lower refinery throughput. The decrease in refined product prices we experienced was similar to the price decrease experienced in the Gulf Coast markets. The average price of Gulf Coast unleaded gasoline in 2009 decreased 83.6 cpg, or 33.8%, to 163.5 cpg, compared to 247.1 cpg for 2008. The average Gulf Coast high sulfur diesel price in 2009 decreased 118.9 cpg, or 42.3%, to 161.9 cpg compared to 280.8 cpg in 2008. Total refinery throughput in 2009 averaged 48,337 bpd compared to a total refinery throughput average of 62,529 bpd in 2008, a decrease of 22.7%.
     Cost of Sales. Cost of sales in 2009 decreased by $1,499.8 million, or 59.3%, to $1,031.4 million from $2,531.2 million in 2008. The decrease in cost of sales was primarily due to lower crude oil prices and lower refinery throughput. Additionally, cost of sales in 2008 included inventory adjustments in the first six months of 2008 of $57.8 million (“predecessor” charges) and inventory adjustments related to the acquisition of our refinery in the last six months of 2008 of $127.4 million. The average price of WTI crude oil in 2009 decreased $37.74 per barrel, or 37.9%, to $61.82 per barrel, compared to $99.56 per barrel in 2008.
     Direct Operating Expenses. Direct operating expenses in 2009 decreased to $74.0 million from $89.1 million in 2008, a decrease of approximately $15.1 million, or 16.9%. This decrease was primarily attributable to lower refinery throughput, lower catalyst expenditures and also lower natural gas prices in 2009.
     Selling, General and Administrative Expenses. SG&A expenses in 2009 increased to $7.3 million from $2.8 million in 2008, an increase of approximately $4.5 million, or 160.7%. This increase was primarily due to increased costs resulting from the further integration of our refinery with Alon USA’s consolidated operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses in 2009 increased to $20.5 million from $13.3 million in 2008, an increase of approximately $7.2 million, or 54.1%. This increase was primarily attributable to the depreciation expense related to the fair market value adjustments for assets acquired in the acquisition of our refinery in July 2008 and the increase to property, plant and equipment in 2009 related to the amended earnout agreement with Valero.
     Operating income (loss). Operating income (loss) in 2009 increased to $23.7 million from ($42.4) million in 2008, an increase of $66.1 million. This increase was primarily attributable to the previously mentioned inventory charges to cost of sales in 2008 and higher direct operating expenses in 2008. This increase in operating income in 2009 was partially offset by higher SG&A and depreciation expenses in 2009.
     Interest expense. Interest expense for 2009 was $69.1 million compared to $24.4 million in 2008. The increase was primarily due to interest on our borrowings and letter of credit fees related to the acquisition of our refinery in July 2008, interest expenses related to the liquidation of the 2008 Hedging Agreement in 2009 of $5.7 million and the write-off of unamortized debt issuance costs of $20.5 million as a result of the prepayment of the Term Loan in 2009.
     Income tax benefit. Income tax benefit  in 2009 was $0.0 million compared to income tax benefit  of ($19.7) million in 2008. The increase in income tax expense resulted from no income tax benefit recognized on our pre-tax loss in 2009 compared to a partial benefit recognized on our pre-tax loss in 2008. Our effective tax rate was 0.0% in 2009, compared to an effective tax rate of 29.6% in 2008.
     Net loss. Net loss decreased to ($45.4) million in 2009 from ($46.9) million in 2008. This decrease was attributable to the factors discussed above.
Year ended December 31, 2008 compared to year ended December 31, 2007
     Net Sales. Net sales in 2008 increased by $300.5 million, or 13.1%, to $2,594.0 million from $2,293.5 million in 2007. The increase in net sales was primarily due to higher refined product prices, partially offset by lower refinery throughput. The increase in refined product prices we experienced was similar to the price increase experienced in the Gulf Coast markets. The average price of Gulf Coast unleaded gasoline in 2008 increased 42.6 cpg, or 20.8%, to 247.1 cpg, compared to 204.5 cpg for 2007. The average Gulf Coast high sulfur diesel price in 2008 increased 80.0 cpg, or 39.8%, to 280.8 cpg compared to 200.8 cpg in 2007. Total refinery throughput in 2008 averaged 62,529 bpd at our refinery compared to a total refinery throughput average of 76,524 bpd in 2007, a decrease of 18.3%.
     Cost of Sales. Cost of sales in 2008 increased by $387.3 million, or 18.1%, to $2,531.2 million from $2,143.9 million in 2007. The increase in cost of sales was primarily due to inventory adjustments charged to cost of sales in the first six months of 2008 in the total amount of $57.8 million and to higher crude oil prices, partially offset by lower refinery throughput. The average price of WTI crude oil in 2008 increased $27.24 per barrel, or 37.7%, to $99.56 per barrel, compared to $72.32 per barrel in 2007.
     Direct Operating Expenses. Direct operating expenses in 2008 increased to $89.1 million from $84.4 million in 2007, an increase of approximately $4.7 million, or 5.6%.
     Selling, General and Administrative Expenses. SG&A expenses in 2008 decreased to $2.8 million from $4.6 million in 2007, a decrease of approximately $1.8 million, or 39.1%. The decrease is primarily due to lower administrative costs as a result of the acquisition of our refinery in July 2008.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses in 2008 increased to $13.3 million from $9.7 million in 2007, an increase of approximately $3.6 million, or 37.1%. This increase was primarily attributable to the depreciation expense related to the fair market value adjustments for assets acquired in the acquisition of our refinery in July 2008.
     Operating income (loss). Operating income (loss) in 2008 decreased to ($42.4) million from $50.9 million in 2007, a decrease of $93.3 million. This decrease was primarily attributable to the decrease in our refinery operating margin and the increase in depreciation and amortization expenses. The decrease in refinery operating margin was due primarily to the inventory adjustments to cost of sales described above and to decreases experienced in the Gulf

Coast 2/1/1 crack spread. Our refinery operating margin in 2008 decreased $2.14 per barrel to $3.21 per barrel, compared to $5.35 per barrel in 2007. The Gulf Coast 2/1/1 crack spread in 2008 decreased $1.52 per barrel to an average of $11.28 per barrel, compared to an average of $12.80 per barrel in 2007, a decrease of 11.9%.
     Interest expense. Interest expense for 2008 was $24.4 million compared to $0.0 million in 2007. The increase was primarily due to interest on borrowings and letter of credit fees related to the acquisition of our refinery in July 2008 and our subsequent operations.
     Income tax expense (benefit). Income tax benefit in 2008 was ($19.7) million compared to income tax expense of $17.3 million in 2007. This decrease resulted from our pre-tax loss in 2008 compared to pre-tax income in 2007 and a lower effective tax rate in 2008 due to a valuation allowance on deferred tax assets of $4.5 million. Our effective tax rate was 29.6% in 2008, compared to an effective tax rate of 34.0% in 2007.
     Net income (loss). Net income (loss) decreased to ($46.9) million in 2008 from $33.6 million in 2007. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand, cash generated from operating activities, and our Revolving Credit Facility. Although our parent company and its parent have previously made certain contributions to our capital, neither has any obligation to make any such contributions in the future.
     On March 15, 2010, we terminated the Revolving Credit Facility and repaid all outstanding amounts thereunder. On March 15, 2010, we also entered into a new $65.0 million credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the Revolving Credit Facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. We will use the new credit facility as a bridge facility that will terminate on June 15, 2010. Our Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to the Revolving Credit Facility is expected to reduce borrowing costs and to eliminate the existing limitation on our refinery throughput.
     Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including the costs of such future capital expenditures related to the expansion of our business.
     Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness, extend or replace existing revolving credit facilities or for other corporate purposes. Pursuant to our growth strategy, we will also consider from time to time acquisitions of, and investments in, assets or businesses that complement our existing assets and businesses. Acquisition transactions, if any, are expected to be financed through cash on hand and from operations, bank borrowings, the issuance of debt or equity securities or a combination of two or more of those sources.
Cash Flows
     The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities for 2009, 2008 and 2007:

	Successor	Combined	Predecessor
	Year Ended December 31,
	2009	2008	2007
		(Unaudited)
Net cash provided by (used in):
Operating activities	$153,237	$(8,400)	$26,678
Investing activities	(45,382)	(492,540)	(9,992)
Financing activities	(81,694)	500,927	(16,684)

Net increase (decrease) in cash and cash equivalents	$26,161	$(13)	$2

Cash Flows Provided By (Used In) Operating Activities
     Net cash provided by operating activities was $153.2 million in 2009 compared to cash used in operating activities of ($8.4) million in 2008. The increase in cash provided by operating activities primarily reflects the higher net income in 2009 compared to the same period in 2008, adjusted for non-cash reconciling items, and the receipt of proceeds in April 2009 from the termination of the 2008 Hedging Agreement.
     Net cash used in operating activities was ($8.4) million in 2008 compared to cash provided by operating activities of $26.7 million in 2007. The decrease in cash provided by operating activities primarily reflects lower 2008 net income compared to 2007 net income, adjusted for non-cash reconciling items, primarily the 2008 unrealized gains from hedging activities and from inventory adjustments. The adjusted net income effects were partially offset by 2008 working capital improvements including inventories.
Cash Flows Used In Investing Activities
     Net cash used in investing activities has principally been used for capital expenditures, including expenditures for turnarounds and catalysts. Capital expenditures were $25.7 million, $11.8 million and $10.0 million in 2009, 2008 and 2007, respectively. Cash used in investing activities in 2008 includes $481.0 million used to purchase our refinery and working capital items, including initial inventories. This amount is partially offset by 2009 payments under the amended earnout agreement with Valero of $19.7 million.
Cash Flows Provided By (Used In) Financing Activities
     Net cash used in financing activities was ($81.7) million in 2009 compared to net cash provided by financing activities of $500.9 million in 2008. This increase in cash used in 2009 was primarily the utilization of cash from the termination of the 2008 Hedging Agreement, equity contributions received from our parent company and its parent company and cash from operations for the repayment of borrowings under the Term Loan and Revolving Credit Facility net of proceeds from Senior Secured Notes. Cash provided by financing activities for 2008 reflects the proceeds from the Term Loan and Revolving Credit Facility and contributions from our parent company and its parent company, used for the acquisition of our refinery and working capital items, including initial inventories. Net cash used in financing activities was ($16.7) million in 2007.
Summary of Indebtedness
     Term Loan Credit Facility. On July 3, 2008, the Company entered into a $302.0 million Term Loan Agreement (the “Term Loan”).
     On April 9, 2009, the Company and ARL entered into a first amendment agreement to the Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge and use the proceeds of $133.6 million to reduce the Term Loan principal balance.
     In October 2009, the Company made a prepayment of $163.8 million, representing the outstanding principal balance of the Term Loan, with the proceeds received from the issuance of the Company’s senior secured notes (see “Senior Secured Notes”). As a result of the prepayment of the Term Loan, a write-off of unamortized debt issuance costs of $20.5 million is included as interest expense in the statements of operations for the year ended December 31, 2009.
     At December 31, 2008, the Term Loan had an outstanding balance of $302.0 million.
     Senior Secured Notes. In October 2009, the Company issued $216.5 million in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010.

     The Company received gross proceeds of $205.4 million from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, the Company prepaid in full all outstanding obligations under the Term Loan. The remaining proceeds from the offering may be used for general corporate purposes.
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on the Company’s’ property, plant and equipment and a second priority lien on the Company’s cash, accounts receivable and inventory.
     The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain financial covenants.
     Additionally, the Company must under certain circumstances offer to purchase some of the Senior Secured Notes at par plus accrued interest or at 101% if excess cash flow is generated if assets are sold. If there is a change of control, then the holders of the Senior Secured Notes may require the Company to purchase the Senior Secured Notes at a price of 101%. Additionally, we may redeem up to 35% of the aggregate principal amount outstanding with the proceeds of certain equity offerings.
     The Senior Secured Notes are also redeemable by the Company on or after October 15, 2012 at par, accrued interest and Special Interest.
     On February 13, 2010, the Company announced that it had exchanged $215.9 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered and will not have any of the transfer restrictions or other related matters as in the Senior Secured Notes.
     At December 31, 2009, the Senior Secured Notes had an outstanding balance of $205.7 million, net of unamortized discount of $10.8 million. The Company is amortizing the original issue discount using the effective interest method over the life of the Senior Secured Notes.
     Revolving Credit Facility. On July 3, 2008, the Company entered into a revolving credit facility agreement (the “Revolving Credit Facility”) that had a maturity of July 3, 2013. The Revolving Credit Facility had an original commitment of $400.0 million, was reduced in December 2008 to $300.0 million, and in April 2009 to $250.0 million. The Revolving Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility.
     On December 18, 2008, the Company entered into an amendment to the Revolving Credit Facility with its lender. This amendment increased the applicable margin, amended certain elements of the borrowing base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400.0 million to $300.0 million. Under these circumstances, the facility limit will be the lesser of $300.0 million or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400.0 million subject to approval by both parties.
     On April 9, 2009, the Revolving Credit Facility was further amended to include among other things, a reduction to the commitment from $300.0 million to $250.0 million with the ability to increase the facility size to $275.0 million upon request by the Company and under certain circumstances up to $400.0 million. This amendment also increased the applicable margin, amended certain elements of the borrowing base calculation and required a monthly fixed charge coverage ratio.
     The Revolving Credit facility was also amended on October 22, 2009 to allow for the issuance of the Senior Secured Notes, certain Indenture provisions and certain hedging transactions. The amendment also adjusted certain elements of the Borrowing Base definition as well as the delivery of the Borrowing Base certification.
     Borrowings under the Revolving Credit Facility bear interest at a rate based on a margin over the Eurodollar rate based on a fixed charge coverage ratio. Currently that margin is 4.0%.
     This Revolving Credit Facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets.

     The Revolving Credit Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments. Additionally, the Revolving Credit Facility contains one financial covenant.
     Borrowings of $83.3 million and $147.1 million were outstanding under the Revolving Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Revolving Credit Facility were $2.8 million and $68.3 million, respectively.
     On March 15, 2010, we terminated the Revolving Credit Facility and repaid all outstanding amounts thereunder. On March 15, 2010, we also entered into a new $65.0 million credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the Revolving Credit Facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. We will use the new credit facility as a bridge facility that will terminate on June 15, 2010. Our Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to the Revolving Credit Facility is expected to reduce borrowing costs and to eliminate the existing limitation on our refinery throughput.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure projections, including expenditures for fixed-bed catalyst and turnarounds, for 2010 is approximately $16.1 million, of which approximately $2.8 million is related to fixed-bed catalyst and turnarounds and approximately $13.3 million is related to various improvement and sustaining projects.
Contractual Obligations
     Our contractual obligations as of December 31, 2009 are summarized by years to maturity as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
		(Dollars in thousands)
Contractual Cash Obligations:
Long-term debt obligations	$288,980	$—	$—	$288,980	$—
Operating lease obligations	4,374	637	875	720	2,142
Earnout agreement with Valero	15,312	8,750	6,562	—	—

Total contractual cash obligations	$308,666	$9,387	$7,437	$289,700	$2,142

Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Earnout Agreement with Valero
     In connection with the acquisition of our refinery, we entered into an earnout agreement with Valero, dated as of July 3, 2008, providing for three payments over a three-year period to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low sulfur diesel in each of the three twelve-month periods following the acquisition compared to minimum thresholds. Each of the earnout payments, if applicable, was to be paid within 30 days of each of the first three anniversaries of the date of the earnout agreement. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $19.7 million in 2009 and have agreed to pay an additional sum of approximately $15.3 million in seven installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million. If we do not make these payments to Valero on a timely basis we will be required to pay additional interest on the unpaid balance of the earnout payments. If we default under the agreement, Valero may accelerate the payments and pursue other remedies.
Critical Accounting Policies
     Our accounting policies are described in the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies, which are discussed below, could materially affect the amounts recorded in our financial statements.
     Inventories. Crude oil, refined products and blendstocks are stated at the lower of cost or market value. Cost is determined under the LIFO valuation method. Cost of crude oil, refined products and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost.
     Hedging Activity. All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. We generally consider all commodity forwards, futures, swaps and option contracts to be part of our risk management strategy.
     We selectively designate certain commodity derivative contracts as cash flow hedges. The effective portion of the gains or losses associated with those derivative contracts designated and qualifying as cash flow hedges are initially recorded in accumulated other comprehensive income in the balance sheet and reclassified into the statement of operations in the period in which the underlying hedged forecasted transaction affects income. The amounts recorded into the statement of operations for commodity derivative contracts are recorded as a part of cost of sales. The ineffective portion of the gains or losses on the derivative contracts, if any, is recognized in the statement of operations as it is incurred. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transaction occurs.
     When we elect not to designate commodity contracts as cash flow hedges for financial accounting purposes, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales.
     Impairment and Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposition.
     Asset Retirement Obligations. We use Statement of Financial Accounting Standards (“SFAS”) No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations (superseded by Accounting Standards Codification (“ASC”) topic 410-20), which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. We also use Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
     Turnarounds and Fixed-Bed Catalyst Costs. We record the cost of planned major refinery maintenance, referred to as turnarounds, and fixed-bed catalyst used in certain refinery process units, which are typically replaced in conjunction with planned turnarounds, in “other assets” in the balance sheet. Turnarounds and fixed-bed catalyst costs are deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. Our major turnaround cycle is typically four to five years. The amortization of deferred turnarounds and fixed-bed catalyst costs are presented in “depreciation and amortization” in the statement of operations.
     Income Taxes. Our results of operations are included in the consolidated U.S. Federal income tax return of Alon USA. For financial reporting purposes, federal tax expense is allocated to us as if a separate return was filed.
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     We apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109 (“FIN 48”) (superseded by ASC topic 740-10), which establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities.
     Environmental Expenditures. We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at our refinery. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
     Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable. Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
New Accounting Standards
     We apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) (superseded by ASC topic 741-10), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”) (superseded by ASC topic 820-10-65). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption did not have any effect on our results of operations or financial position.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (superseded by ASC topic 815-10-65), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments and include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption did not have any effect on our results of operations or financial position.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (superseded by ASC topic 855-10-5). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption did not have any effect on our results of operations or financial position.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”) (superseded by ASC topic 105-10-5). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Quantitative and Qualitative Disclosure About Market Risk
     Changes in commodity prices and purchased fuel prices are our primary sources of market risk. Alon USA’s risk management committee oversees all activities associated with the identification, assessment and management of our market risk exposure.
Commodity Price Risk
     We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Alon USA’s risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
     In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. Upon the review and approval of Alon USA’s risk management committee, we may utilize the commodity futures market to manage these anticipated inventory variances. In addition, we have entered into and regularly evaluate opportunities to provide us with a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility on commodity prices.
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2009, we held approximately 0.6 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $47.67 per barrel. Market value exceeded carrying value of LIFO costs by $20.5 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.6 million.

     The following table provides information about our derivative commodity instruments as of December 31, 2009:

	Contract
	Volume	Wtd Avg	Wtd Avg	Contract
Description of Activity	(in barrels)	Contract	Sales Price	Value	Fair Value	Gain (Loss)
Futures-crack spread (Heating Oil)	364,800	$11.38	$11.62	$4,150	$4,239	$89
Futures-long (SPR swaps)	278,322	95.92	81.59	26,696	22,708	(3,988)
Futures-short (SPR swaps)	(278,322)	60.05	81.59	(16,713)	(22,708)	(5,995)
Interest Rate Risk
     As of December 31, 2009, $83.3 million of our outstanding debt was at floating interest rates. Outstanding borrowings under the Revolving Credit Facility bear interest at a rate based on a margin over the Eurodollar rate based on a fixed charge coverage ratio. Currently that margin is 4.0% An increase of 1% in the Eurodollar rate would result in an increase in our interest expense of approximately $0.8 million per year.
     In accordance with SFAS No. 133, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Financial Statements and Schedule are included as an annex of this Annual Report on Form 10-K. See the Index to Financial Statements and Schedule on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon Refining Krotz Springs, Inc. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Certifications
     Included in this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer which are required in accordance with Rule 13a-14 of the Exchange Act. This section includes the information concerning the controls and controls evaluation referred to in the certifications.

ITEM 9B.	OTHER INFORMATION.
     None.

PART III
     Certain portions of Items 10, 11 and 12 of this Part III of Form 10-K have been omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management
     Our current directors and executive officers, their ages as of January 31, 2010, and their business experience during the past five years are set forth below:

Name	Age	Position
David Wiessman	55	Executive Chairman of the Board of Directors
Jeff D. Morris	58	Director and Chief Executive Officer
Paul Eisman	54	President
Shai Even	41	Director, Senior Vice President and Chief Financial Officer
Joseph Israel	38	Director, Chief Operating Officer
Claire A. Hart	54	Senior Vice President
Joseph A. Concienne, III	59	Director, Vice President
Alan Moret	55	Vice President of Supply
Harlin R. Dean	43	Vice President and Secretary
Michael Oster	38	Vice President of Mergers and Acquisitions
William Wuensche	49	Vice President of Refining
     David Wiessman has served as Executive Chairman of our Board of Directors since July 2008. Mr. Wiessman has also served as Executive Chairman of the Board of Directors of Alon USA since July 2000 and served as President and Chief Executive Officer of Alon USA from its formation in 2000 until May 2005. Mr. Wiessman has over 25 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon USA’s parent company. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Executive Chairman of the Board of Directors of Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange, or NYSE, and the Tel Aviv Stock Exchange, or TASE; Executive Chairman of Blue Square Real Estate Ltd., which is listed on the TASE, and Executive Chairman of the Board and President of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE, and all of which are subsidiaries of Alon Israel.
     Jeff D. Morris has served as our Chief Executive Officer and a director and officer since July 2008. Mr. Morris also served as our President from July 2008 until March 2010 and has served as director and Chief Executive Officer of Alon USA since May 2005, President of Alon USA from May 2005 until March 2010 and has served as the President and Chief Executive Officer of other operating subsidiaries of Alon USA since July 2000. Prior to joining Alon USA, he held various positions at Fina, Inc., where he began his career in 1974. Mr. Morris served as Vice President of Fina’s SouthEastern Business Unit from 1998 to 2000 and as Vice President of its SouthWestern Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and Fina’s Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units.
     Paul Eisman was appointed to serve as our President in March 2010 in connection with his appointment as President of Alon USA. Prior to joining Alon, Mr. Eisman was Executive Vice President, Refining & Marketing Operations at Frontier Oil Corporation from 2006 to 2009 and held various positions at KBC Advanced Technologies from 2003 to 2006, including Vice President of North American Operations. During 2002, Mr. Eisman was Senior Vice President of Planning for Valero Energy Corporation following Valero’s acquisition of Ultramar Diamond Shamrock. Prior to the acquisition, Mr. Eisman had a 24-year career with Ultramar Diamond Shamrock, serving in many technical and operational roles including Executive Vice President of Corporate Development and Refinery Manager at the McKee refinery.

     Shai Even is our Senior Vice President and Chief Financial Officer and has served as an officer since July 2008 and a director since May 2008. Mr. Even has also served as a Senior Vice President of Alon USA since August 2008 and as Alon USA’s Chief Financial Officer since December 2004. Mr. Even served as a Vice President of Alon USA from May 2005 to August 2008 and Treasurer from August 2003 until March 2007. Prior to joining Alon USA, Mr. Even served as the Chief Financial Officer of DCL Technologies, Ltd. from 1996 to July 2003 and prior to that, worked for KPMG from 1993 to 1996.
     Joseph Israel is our Chief Operating Officer and has served as a director and officer since July 2008. Mr. Israel has also served as Chief Operating Officer of Alon USA since August 2008. Mr. Israel served as Alon USA’s Vice President of Mergers & Acquisitions from March 2005 to August 2008 and as Alon USA’s General Manager of Economics and Commerce from September 2000 to March 2005. Prior to joining Alon USA, Mr. Israel held positions with several Israeli government entities beginning in 1995, including the Israeli Land Administration, the Israeli Fuel Administration and most recently as Economics and Commerce Vice President of Israel’s Petroleum Energy Infrastructure entity.
     Claire A. Hart is our Senior Vice President and has served as an officer since July 2008. Mr. Hart has also served as Senior Vice President of Alon USA since January 2004 and served as Alon USA’s Chief Financial Officer and Vice President from August 2000 to January 2004. Prior to joining Alon USA, he held various positions in the Finance, Accounting and Operations departments of FINA for 13 years, serving as Treasurer from 1998 to August 2000 and as General Manager of Credit Operations from 1997 to 1998.
     Joseph A. Concienne, III is our Vice President and has served as a director and officer since July 2008. Mr. Concienne has also served as Senior Vice President of Refining of Alon USA since August 2008 and served as Senior Vice President of Refining and Transportation of Alon USA from May 2007 to August 2008 and Vice President of Refining and Transportation of Alon USA from March 2001 to May 2007. His primary role is oversight of Alon USA’s refinery system. Prior to joining Alon USA, Mr. Concienne served as Director of Operations/General Manager for Polyone Corporation in Seabrook, Texas from 1998 to 2001. He served as Vice President/General Manager for Valero Refining and Marketing, Inc. in 1998, and as Manager of Refinery Operations and Refinery Manager for Phibro Energy Refining (now known as Valero Refining and Marketing, Inc.) from 1985 to 1998.
     Alan Moret is our Vice President of Supply and has served as an officer since July 2008. Mr. Moret has also served as Senior Vice President of Supply of Alon USA since August 2008. Mr. Moret served as Alon USA’s Senior Vice President of Asphalt Operations from August 2006 to August 2008, with responsibility for asphalt operations and marketing at Alon USA’s refineries and asphalt terminals. Prior to joining Alon USA, Mr. Moret was President of Paramount Petroleum Corporation from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as President of ARCO Crude Trading, Inc. from 1998 to 2000 and as President of ARCO Seaway Pipeline Company from 1997 to 1998.
     Harlin R. Dean is our Vice President and Secretary and has served as an officer since July 2008. Mr. Dean has also served as General Counsel and Secretary of Alon USA since October 2002 and as Alon USA’s Senior Vice President since August 2008. Mr. Dean served as Alon USA’s Vice President from May 2005 to August 2008. Prior to joining Alon USA, Mr. Dean practiced corporate and securities law, with a focus on public and private merger and acquisition transactions and public securities offerings, at Brobeck, Phleger & Harrison, LLP, from April 2000 to September 2002, and at Weil, Gotshal & Manges, LLP, from September 1992 to March 2000.
     Michael Oster is our Vice President of Mergers and Acquisitions and has served as an officer since August 2009. Mr. Oster has also served as Senior Vice President of Mergers and Acquisitions of Alon USA since August 2008 and General Manager of Commercial Transactions of Alon USA from January 2003 to August 2008. Prior to joining Alon USA, Mr. Oster was a partner in the Israeli law firm, Yehuda Raveh and Co.
     William Wuensche is our Vice President of Refining and has served as an officer since January 2009, with responsibility for operations at our refinery. He has also served as Vice President of Refining — Krotz Springs of Alon USA since March 2009. Mr. Wuensche joined Alon USA in July 2008. Prior to joining Alon USA, Mr. Wuensche was with Valero Refining Company — Louisiana from June 2006 to July 2008, as Vice President and General Manager of Valero’s Krotz Springs Refinery and Valero Refining Company from February 2004 to

June 2006, as Vice President and General Manager of Valero’s McKee Refinery. Earlier in his career, Mr. Wuensche held various positions of increasing responsibilities in the engineering, economics and planning and refinery operations areas.
Corporate Governance
We do not have an audit committee or a compensation committee. The executive officers of our parent company serve as members of our board of directors. Our executive officers are subject to the Corporate Governance Guidelines and Code of Business Conduct and Code of Ethics of our parent company. Copies of such documents are available free of charge through our parent’s internet website at www.alonusa.com. We do not have an internet website.

ITEM 11. EXECUTIVE COMPENSATION.
     The following table sets forth the name and title of our principal executive officer and principal financial officer and our three other most highly compensated executive officers, which we refer to as the named executive officers:

Name	Title
Jeff D. Morris	Chief Executive Officer
Shai Even	Senior Vice President and Chief Financial Officer
Harlin R. Dean	Vice President and Secretary
Joseph Israel	Chief Operating Officer
Michael Oster	Vice President of Mergers and Acquisitions
     Our named executive officers are also executive officers and employees of our parent company and are compensated by our parent company in their capacities as such. See “Certain Relationships and Related Party Transactions.” We do not directly employ our named executive officers. Our parent company’s compensation committee establishes the base salary, bonus and other elements of compensation for its executive officers, and such determinations are not subject to approvals by our board of directors.
     The objectives of our parent company’s compensation policies are to attract, motivate and retain qualified management and personnel who are highly talented while ensuring that executive officers and other employees are compensated in a manner that advances both the short and long-term interests of stockholders. In pursuing these objectives, our parent company’s compensation committee believes that compensation should reward executive officers and other employees for both their personal performance and the performance of our parent company and its subsidiaries.
     Our parent company’s management provides compensation recommendations to its compensation committee. However, the final determination of a compensation package for the named executive officers is made solely by the compensation committee, except with respect to the compensation packages of Messrs. Wiessman and Morris, who are the compensation committee members. The compensation package for Mr. Morris is determined by Mr. Wiessman in consultation with our parent company’s board of directors, excluding Mr. Morris. The compensation package for Mr. Wiessman is determined by our parent company’s board of directors, excluding Mr. Wiessman. Our parent company does not currently engage any consultants relating to executive and/or director compensation practices.
Employment Agreements and Change of Control Arrangements
     Jeff D. Morris. Our parent company is party to an Executive Employment Agreement with Jeff Morris to serve through April 30, 2010, which automatically renews for one-year terms unless terminated by either party. Mr. Morris currently receives a base salary of $333,100 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Morris is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan and stock option plans of Alon USA Operating, Inc. and Alon Assets, Inc., each subsidiaries of our parent company. Additionally, our parent company is required to provide Mr. Morris with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Morris is subject to a covenant not to compete during the term of his employment and for nine months after the date of his termination. In the event that Mr. Morris is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement) he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Morris from disclosing our parent company’s proprietary information received through his employment.
     Shai Even. Our parent company is a party to an Executive Employment Agreement with Shai Even to serve initially through August 1, 2006, and subsequently for one-year terms upon automatic renewal unless terminated by either party. Mr. Even currently receives a base salary of $273,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Even is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Even with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Even is subject to a covenant not to compete during the term of his employment. In the event that Mr. Even is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Even from disclosing our parent company’s proprietary information received through his employment.
     Harlin R. Dean. Our parent company is party to a Management Employment Agreement with Harlin Dean to serve through April 30, 2010, which automatically renews for one-year terms unless terminated by either party. Mr. Dean currently receives a base salary of $313,100 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Dean is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Mr. Dean is also entitled to receive, upon the consummation of any merger, acquisition, disposition or financing transaction led by Mr. Dean, an incentive bonus under the Alon USA Energy, Inc. 2005 Incentive Compensation Plan. The amount of such bonus will be equal to one-tenth of one percent of the total consideration paid or received by our parent company and its affiliates in such transaction; provided that such bonus or bonuses shall not be less than $50,000 in the aggregate in any fiscal year. Additionally, our parent company is required to provide Mr. Dean with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Dean is subject to a covenant not to compete during the term of his employment. In the event that Mr. Dean is terminated upon at least 180 days’ prior written notice without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Dean from disclosing our parent company’s proprietary information received through his employment.
     Joseph Israel. Our parent company is a party to a Management Employment Agreement with Joseph Israel to serve through April 30, 2010, which automatically renews for one-year terms unless terminated by either party. Mr. Israel currently receives a base salary of $262,500 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Israel is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Israel with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Israel is subject to a covenant not to compete during the term of his employment. In the event that Mr. Israel is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Israel from disclosing our parent company’s proprietary information received through his employment.
     Michael Oster. Our parent company is party to a Management Employment Agreement with Michael Oster to serve initially through January 1, 2006, and subsequently for one-year terms upon automatic renewal unless terminated by either party. Mr. Oster currently receives a base salary of $225,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Oster is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Oster with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Oster is subject to a covenant not to compete during the term of his employment. In the event that Mr. Oster is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Oster from disclosing our parent company’s proprietary information received through his employment.
Compensation of Directors
     Our directors do not receive any compensation in respect of their services as directors of our company.
Compensation Committee Interlocks and Insider Participation
     We do not have a compensation committee. Our parent company has a compensation committee consisting of Jeff D. Morris, its and our Chief Executive Officer, and David Wiessman, its and our Executive Chairman of the Board. Our parent company’s compensation committee determines the compensation of the executive officers.
     Compensation for our executive officers other than Messrs. Wiessman and Morris is determined by Messrs. Wiessman and Morris, with Mr. Morris’ compensation being determined by Mr. Wiessman in consultation with our parent company’s board of directors, excluding Mr. Morris. Mr. Wiessman’s compensation is determined by our parent company’s board of directors, excluding Mr. Wiessman.
     None of our executive officers, other than Messrs. Wiessman and Morris, serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors. As described above, Messrs. Wiessman and Morris serve as members of the board of directors and compensation committee of our parent company, whose executive officers serve as members of our board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     A portion of the purchase price for the acquisition of our refinery from Valero was provided through an $80 million equity investment in our direct parent company, Alon Refining Louisiana, Inc. (“ARL”), by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21.7 million equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66.0 million of standby letters of credit, without recourse to us, to support increased borrowing capacity under our Revolving Credit Facility.
     In connection with the Loan Amendments in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25.0 million in the equity of ARL, which was contributed by ARL to our company, and arranged for the issuance of an additional $25.0 million of standby letters of credit without recourse to us. These contributions, together with the equity and letters of credit support provided at the time of the acquisition, resulted in approximately $126.7 million of equity and $91.0 million of letters of credit support provided to our company from Alon Israel and Alon USA and its affiliates.
     As a subsidiary of Alon USA, we operate as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of our company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for our company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services and functions. Alon USA allocates the expenses actually incurred by it in performing these services to our company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. We record the amount of such allocations to our company in our financial statements as selling, general and administrative expenses. For the year ended December 31, 2009, and for the period from July 1, 2008 (acquisition date of our refinery) through December 31, 2008, we recorded selling, general and administrative expenses of $7.3 million and $0.9 million, respectively, with respect to allocations from Alon USA for such services.
     In each of May, June, July and August of 2009, we entered into separate commodity fixed/floating price swap arrangements, each for terms of less than one month, with a subsidiary of Alon USA with respect to certain of our transactions for products delivered into the Colonial Pipeline. The effect of such arrangements was to replace market pricing for the products based on the date of the contract for such transaction with pricing based on the average market price for the month of delivery of such products. All pricing terms in such arrangements were based on actual published market prices and such arrangements were based on general market terms and conditions and the provisions of an International Swap Dealers Association (ISDA) Master Agreement dated as of May 1, 2009. We received payments in the amount of $5.8 million for the year ended December 31, 2009, upon settlement of the swaps.
     Alon USA currently owns all of our outstanding voting capital stock. As a result, Alon USA can control the election of our directors, exercise control or significant influence over our corporate and management policies and generally determine the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Alon USA continues to own a majority of the outstanding shares of our voting capital stock, Alon USA will continue to be able to effectively control or influence the outcome of such matters.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q were $0.1 million for the year ended December 31, 2009.
     Audit-Related Fees. The aggregate fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under “Audit Fees” were $0.2 million for 2009.
     Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2009.
     All Other Fees. No fees were billed by KPMG for products and services not described above in 2009.
     Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Board of Directors. During 2009, all of the services performed for us by KPMG were pre-approved by the Board of Directors. The Board of Directors has considered the compatibility of non-audit services with KPMG’s independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Schedule, see “Index to Financial Statements and Schedule” on page F-1.

(a)	Schedule II — Valuation and Qualifying accounts is included in the Notes to Financial Statements.

(2)	Exhibits: Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Alon Refining Krotz Springs, Inc., as amended by the Certificate of Amendment to Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.3	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.4	Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 19, 2009, SEC File No. 001-32567).

10.5†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.5 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.6†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.6 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.7†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.7 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.8	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.9	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.10	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on April 27, 2009, SEC File No. 001-32567).

10.11	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon

Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.12	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.13	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on August 6, 2009, SEC File No. 001-32567).

10.14*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.15*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.16*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 10, 2006, SEC File No. 001-32567).

10.17*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567)

10.18*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.19*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.20*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.21*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.22*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.23*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.24*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).

10.25*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.26*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.27*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.28*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.29*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.30*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.31*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.32*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.33*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.34*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.35	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.

ALON REFINING KROTZ SPRINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Audited Financial Statements:
Independent Auditors’ Report	F-2
Balance Sheets as of December 31, 2009 and 2008	F-3
Statements of Operations for the year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008	F-4
Statements of Stockholders’ Equity for year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008	F-5
Statements of Cash Flows for the year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008	F-6
Notes to Financial Statements	F-7

Krotz Springs Refining Business of Valero Energy Corporation

Audited Financial Statements:
Independent Auditors’ Report	F-22
Balance Sheets as of June 30, 2008 and December 31, 2007 and December 31, 2006	F-23
Statements of Operations for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007	F-24
Statements of Changes in Net Parent Investment for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007.	F-25
Statements of Cash Flows for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007	F-26
Notes to Financial Statements	F-27

Report of Independent Registered Public Accounting Firm
The Board of Directors of Alon Refining Krotz Springs, Inc.:
We have audited the accompanying balance sheets of Alon Refining Krotz Springs, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and for the period from July 1, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alon Refining Krotz Springs, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and for the period from July 1, 2008 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
March 16, 2010

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$26,161	$—
Accounts receivable	8,344	44,509
Current portion of heating oil crack spread hedge	—	75,405
Inventories	54,623	40,318
Prepaid expenses	615	20,980

Total current assets	89,743	181,212

Property, plant and equipment, net	362,265	335,555
Deposit for hedge related activities for Krotz Springs refinery acquisition	—	50,000
Non-current portion of heating oil crack spread hedge	—	41,296
Other assets	30,829	25,840

Total assets	$482,837	$633,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$92,682	$59,656
Accrued liabilities	31,299	36,085
Current portion of long-term debt	—	18,400

Total current liabilities	123,981	114,141

Other non-current liabilities	7,873	1,267
Long-term debt	288,980	430,705

Total liabilities	420,834	546,113

Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 36,219 and 29,325 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 405 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	126,656	101,656
Accumulated other comprehensive loss, net of income tax	(7,240)	(1,831)
Retained deficit	(57,413)	(12,035)

Total stockholders’ equity	62,003	87,790

Total liabilities and stockholders’ equity	$482,837	$633,903

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

		Period from
		July 1, 2008
	For the Year	(inception)
	Ended	through
	December 31,	December 31,
	2009	2008
Net sales	$1,156,883	$1,054,397

Operating costs and expenses:
Cost of sales	1,031,368	987,536
Direct operating expenses	74,007	45,375
Selling, general and administrative expenses	7,328	903
Depreciation and amortization expense	20,485	8,492

Total operating costs and expenses	1,133,188	1,042,306

Operating income	23,695	12,091

Interest expense	(69,090)	(24,382)
Other income, net	17	256

Loss before income tax benefit	(45,378)	(12,035)
Income tax benefit	—	—

Net loss	$(45,378)	$(12,035)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from July 1, 2008 (Inception) through December 31, 2009
(dollars in thousands)

		Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Loss	Deficit	Total
Balance at July 1, 2008	$—	$—	$—	$—	$—
Capital contribution from parent	—	101,656	—	—	101,656
Net loss	—	—	—	(12,035)	(12,035)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	(1,831)	—	(1,831)

Total comprehensive loss					(13,866)

Balance at December 31, 2008	—	101,656	(1,831)	(12,035)	87,790

Capital contribution from parent	—	25,000	—	—	25,000
Net loss	—	—	—	(45,378)	(45,378)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	(5,409)	—	(5,409)

Total comprehensive loss					(50,787)

Balance at December 31, 2009	$—	$126,656	$(7,240)	$(57,413)	$62,003

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

		Period from
		July 1, 2008
	For the Year	(inception)
	Ended	through
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(45,378)	$(12,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	20,485	8,492
Unrealized gain on heating oil crack spread hedge	—	(116,701)
Amortization of debt issuance costs	4,770	2,265
Amortization of original issuance discount	328	—
Write-off of unamortized debt issuance costs	20,482	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	36,165	(43,709)
Heating oil crack spread hedge	116,701	—
Inventories	(14,305)	104,686
Prepaid expenses	20,365	(20,925)
Other assets	(52)	—
Accounts payable	12,723	56,071
Accrued liabilities	(19,091)	34,630
Other long-term liabilities	44	(966)

Net cash provided by operating activities	153,237	11,808

Cash flows from investing activities:
Capital expenditures	(12,404)	(3,453)
Capital expenditures for turnarounds and catalysts	(13,290)	—
Acquisition of refinery	—	(481,011)
Earnout payments related to refinery acquisition	(19,688)	—

Net cash used in investing activities	(45,382)	(484,464)

Cash flows from financing activities:
Deferred debt issuance costs	(16,478)	(28,105)
Proceeds from senior secured notes	205,365	—
Cash received from inventory supply agreement	20,237	—
Additions to long-term debt	—	252,000
Payments on long-term debt	(252,000)	—
Revolving credit facility, net	(63,818)	147,105
Proceeds from parent	25,000	101,656

Net cash provided by (used in) financing activities	(81,694)	472,656

Net increase in cash and cash equivalents	26,161	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$26,161	$—

Supplemental cash flow information:

Cash paid for interest	$43,247	$16,269

Non-cash activities:
Financing activity — payments on long term debt from deposit held to secure heating oil crack spread hedge	$50,000	$—

Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for refinery acquisition	$—	$50,000

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
1. DESCRIPTION AND NATURE OF BUSINESS
     Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. (“Alon USA”), owns and operates a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”). Placed into service in 1980, the refinery is the second newest complex, grassroots refinery built in the United States. The refinery is strategically located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial products pipeline system (“Colonial Pipeline”), providing the refinery with diversified access to both locally sourced and foreign crude oils, as well as distribution of the refinery’s products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. The refinery’s residual fluid catalytic cracking unit allows it to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional fluid catalytic cracking unit technologies. Sweet crude oil typically comprises 100% of the refinery’s crude oil input and the refinery’s liquid product yield is approximately 101.5%. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
     These financial statements have been prepared in accordance with applicable United States generally accepted accounting principles “GAAP” and reflect the activity of the Company’s refinery since its acquisition in July 2008.
(b) Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(c) Revenue Recognition
     Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).
(d) Cost Classifications
     Cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Cost of goods excludes depreciation and amortization, which is presented separately in the statements of operations.
     Operating expenses include costs associated with the actual operations of the refinery, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred.
     Interest expense consists of interest expense, letters of credit and financing fees, amortization of deferred debt issuance costs and the write-off of unamortized debt issuance costs but excludes capitalized interest.
(e) Cash and Cash Equivalents
     All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
(f) Accounts Receivable
     The majority of accounts receivable is due from companies in the petroleum industry. Credit is extended based on evaluation of

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. The Company did not record any bad debt expense during 2009 or 2008.
(g) Inventories
     Crude oil, refined products and blendstocks are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined products and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost.
(h) Hedging Activity
     All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. The Company generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. When the Company elects not to designate commodity contracts as cash flow hedges for financial accounting purposes, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales.
     The Company selectively designates certain commodity derivative contracts as cash flow hedges. The effective portion of the gains or losses associated with these derivative contracts designated and qualifying as cash flow hedges are initially recorded in accumulated other comprehensive income in the balance sheet and reclassified into the statement of operations in the period in which the underlying hedged forecasted transaction affects income. The amounts recorded into the statement of operations for commodity derivative contracts are recorded as a part of cost of sales. The ineffective portion of the gains or losses on the derivative contracts, if any, is recognized in the statement of operations as it is incurred.
     If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transaction occurs.
(i) Property, Plant and Equipment
     The carrying value of property, plant, and equipment includes the fair value of the asset retirement obligation and has been reflected in the balance sheet at cost, net of accumulated depreciation.
     Property, plant, and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the month following acquisition or completion. The Company capitalizes interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings.
     Expenditures for major replacements and additions are capitalized. Expenditures for routine refinery repairs and maintenance costs are charged to direct operating expense as incurred. The applicable costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized.
(j) Impairment and Disposal of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
(k) Asset Retirement Obligations
     The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (superseded by Accounting Standards Codification (“ASC”) topic 410-20), which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company also uses Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
(l) Turnarounds and Chemical Catalyst Costs
     The Company records the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “other assets” in the balance sheets. Turnaround and catalyst costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalyst costs are presented in “depreciation and amortization” in the statements of operations.
(m) Income Taxes
     Results of the Company’s operations are included in the consolidated U.S. Federal income tax return of Alon USA. For financial reporting purposes, federal tax expense is allocated to the Company as if a separate return was filed.
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(n) Environmental Expenditures
     The Company accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at the Company’s refinery. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
     Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value unless payments are fixed and determinable. Recoveries of environmental remediation costs from other parties are recorded as assets when the receipt is deemed probable. Estimates are updated to reflect changes in factual information, available technology or applicable laws and regulations.
(o) Other Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net loss, such as gains and losses related to certain derivative instruments. The balance in other comprehensive loss, net of tax, reported in the statement of stockholders’ equity consists of the fair value of commodity derivative contract adjustments.
(p) Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
realization, are separately recorded as assets, and are not offset against the related environmental liability.
(q) Intangible Assets
     Intangible assets are assets that lack physical substance (excluding financial assets). Intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized on a straight-line basis over 1 to 40 years. Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company uses December 31 of each year as the valuation date for annual impairment testing purposes.
(r) New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”) (superseded by(ASC) topic 105-10-5). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have any effect on the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (superseded by ASC topic 855-10-5). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. There was no effect on the Company’s results of operations or financial position, and the required disclosures are included in Note 16.
     In June 2008, the FASB ratified its consensus on Emerging Issues Task Force (“EITF”) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits, which applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities and deposits within the scope of the Issue shall be accounted for as deposit assets. The effect of the change shall be recognized as a change in accounting principle as of the beginning of the fiscal year in which the consensus is initially applied for all arrangements existing at the effective date. This Issue is effective for fiscal years beginning after December 15, 2008. The adoption did not have any effect on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”) (superseded by ASC topic 815-10-65), which established disclosure requirements for hedging activities. SFAS No. 161 requires that entities disclose the purpose and strategy for using derivative instruments, include discussion regarding the method for accounting for the derivative and the related hedged items under SFAS No. 133 and the derivative and related hedged items’ effect on a Company’s financial statements. SFAS No. 161 also requires quantitative disclosures about the fair values of derivative instruments and their gains or losses in tabular format as well as discussion regarding contingent credit-risk features in derivative agreements and counterparty risk. The statement is effective for fiscal years, and interim periods within those fiscals years, beginning on or after November 15, 2008. There was no effect on the Company’s results of operations or financial position, and the required disclosures are included in Note 4.
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (superseded by ASC topic 741-10), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”) (superseded by ASC topic 820-10-65). FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption did not have any effect on the Company’s financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
3. KROTZ SPRINGS REFINERY ACQUISITION
     On July 3, 2008, the Company completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The effective date of the acquisition was July 1, 2008. The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories (the “Purchase Price”).
     The Krotz Springs refinery, with a nameplate crude capacity of approximately 83,100 bpd, supplies multiple demand centers in the Southern and Eastern United States markets through a pipeline operated by the Colonial Pipeline Company. Krotz Springs’ liquid product yield is approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
     The Company’s parent, Alon Refining Louisiana, Inc. (“ARL”) contributed $101,656 in cash plus $66,000 in letters of credit to support increased borrowing capacity under the $400,000 revolving credit facility. The cash portion of the purchase price and working capital payment, in addition to ARL contribution, were funded in part by borrowings under a $302,000 term loan credit facility and borrowings under a $400,000 revolving credit facility (Note 13).
     The Purchase Price has been allocated based on fair values of the assets and liabilities acquired at the date of acquisition. The Purchase Price has been determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total Purchase Price	$481,011

     The Purchase Price was allocated as follows:

Current assets	$145,859
Property, plant and equipment	376,702
Current liabilities	(29,309)
Other non-current liabilities	(12,241)

Total Purchase Price	$481,011

     In connection with the acquisition, the Company entered into an earnout agreement with Valero, dated as of July 3, 2008, that provided for up to three annual payments to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve-month periods following the acquisition. In August 2009, the Company amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, the Company paid Valero approximately $19,688 in 2009 and has agreed to pay Valero an additional sum of $15,312 in seven installments of approximately $2,188 per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35,000. As a result, $35,000 is reflected as an addition to property, plant and equipment with increases of $8,750 to accrued liabilities and $6,562 to other non-current liabilities on the balance sheet at December 31, 2009 after giving effect to the 2009 payments.
     The Company and Valero also entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low-sulfur diesel, jet fuel, light cycle oil, high sulfur diesel, No. 2 blendstock, butane/butylenes, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products (each such term beginning in October 2008).
4. FAIR VALUE AND DERIVATIVE INSTRUMENTS
     (a) Fair Value of Financial Instruments
     The carrying amounts of the Company’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
value due to the short-term maturities of these assets and liabilities. The reported amount of long-term debt approximates fair value. The fair value of futures and forwards contracts is determined using level 1 inputs. The fair value of commodity swaps is measured using level 2 inputs, and is determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market corroborated prices.
     The Company must determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at December 31, 2009 and 2008:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
Year ended December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Commodity contracts (heating oil swaps)	$—	$89	$—	$89
Liabilities:
Commodity contracts (crude swaps)	—	9,983	—	9,983

Year ended December 31, 2008
Assets:
Commodity contracts (heating oil swaps)	$—	$116,701	$—	$116,701
Liabilities:
Commodity contracts (futures and forwards)	565	—	—	565
Commodity contracts (crude swaps)	—	25,473	—	25,473
     (b) Derivative Financial Instruments
     Commodity Derivatives — Mark to Market
     The Company selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. The Company does not speculate using derivative instruments. There is not a significant credit risk on the Company’s derivative instruments which are transacted through counterparties meeting established collateral and credit criteria.
     The Company has elected not to designate the following commodity derivatives as cash flow hedges for financial accounting purposes. Therefore, changes in the fair value of the commodity derivatives are included in income in the period of the change.
     At December 31, 2009, the Company held futures contracts for sales of 364,800 barrels of heating oil swaps at an average spread of $11.38 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $89 has been included in cost of sales in the statements of operations for the year ended December 31, 2009.
     At December 31, 2009, the Company held futures contracts for purchases and sales of 278,322 barrels of crude oil at an average price of $77.99 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $9,983 has

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
been included in cost of sales in the statements of operations for the year ended December 31, 2009.
     At December 31, 2008, the Company held futures contracts for 12,000,125 barrels of heating oil swaps at an average spread of $21.95 per barrel. These futures contracts were designated as hedges at inception, but were subsequently marked to market when the contracts no longer qualified for cash flow hedge accounting. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $116,701 has been included in cost of sales in the statements of operations for the period from July 1, 2008 (inception) through December 31, 2008.
     At December 31, 2008, the Company held futures contracts for 672,000 barrels of crude oil at an average price of $89.34 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $25,473 has been included in cost of sales in the statements of operations for the period from July 1, 2008 (inception) through December 31, 2008.
     At December 31, 2008, the Company held net forward contracts for sales of 75,000 barrels of refined products at an average price of $41.44. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $630 has been included in cost of sales in the statements of operations for the period from July 1, 2008 (inception) through December 31, 2008.
     At December 31, 2008, the Company held futures contracts for net sales of 5,000 barrels of gasoline and net sales of 7,000 barrels of heating oil at an average price of $59.31 per barrel. These futures contracts were not designated as hedges for accounting purposes. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $65 has been included in cost of sales in the statements of operations for the period from July 1, 2008 (inception) through December 31, 2008.
     Commodity Derivatives — Cash Flow Hedges
     To designate a derivative as a cash flow hedge, the Company documents at the inception of the hedge the assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. If, during the term of the derivative, the hedge is determined to be no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings when the underlying transaction occurs.
     Contemporaneously with the acquisition of the refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of distillates of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. Gains and losses for the futures contracts designated as cash flow hedges reported in accumulated other comprehensive income in the balance sheet are reclassified into cost of sales when the forecasted transactions affect income. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. In April 2009, the Company completed an unwind of these futures contracts for $139,296.
     At the time the Company discontinued hedge accounting for the commodity derivatives contracts, the balance in accumulated comprehensive income was $1,831. Gains of $5,409 have been reclassified from accumulated other comprehensive income to earnings for the year ended December 31, 2009. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the 10 month period beginning January 1, 2010 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

December 31,
Counterparty Credit Quality (1)	2009
AAA	$—
AA	(10,072)
A	—
Lower than A	—

Total	$(10,072)

(1)	As determined by nationally recognized statistical ratings organizations.
     The following table presents the effect of derivative instruments on the statements of financial position.

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under FAS 133:
Commodity contracts (futures, forwards and swaps)	Accounts receivable	$89	Accrued liabilities	$9,983

Total derivatives not designated as hedging instruments under FAS 133		$89		$9,983

     The following tables present the effect of derivative instruments on the statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
Cash Flow Hedging		Gain (Loss) Reclassified		Portion and Amount
Relationships		from Accumulated OCI into		Excluded from
For the Year Ended	Gain (Loss)	Income (Effective Portion)}		Effectiveness Testing)
December 31, 2009	Recognized in OCI	Location	Amount	Location	Amount
Commodity contracts (heating oil swaps)	$—	Cost of sales	$5,409	$—

Total derivatives	$—		$5,409	$—

Derivatives not designated as hedging instruments under FAS 133:	Gain (Loss) Recognized in Income
For the Year Ended December 31, 2009	Location	Amount
Commodity contracts (futures & forwards)	Cost of sales	$(4,370)
Commodity contracts (heating oil swaps)	Cost of sales	48,956
Commodity contracts (crude swaps)	Cost of sales	(11,058)

Total derivatives		$33,528

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
5. ACCOUNTS RECEIVABLE
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the credit quality of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero and BP North American Petroleum were the only customers that accounted for more than 10% of the Company’s net sales for the year ended December 31, 2009. Valero was the only customer that accounted for more than 10% of the Company’s net sales for the period from July 1, 2008 (inception) through December 31, 2008. As part of the Krotz Springs refinery acquisition, the Company and Valero entered into an offtake agreement that provides for Valero to purchase at market prices, certain specified products and other products as may be mutually agreed upon from time to time. The Company’s allowance for doubtful accounts is reflected as a reduction of accounts receivable in the balance sheets. The balance in the allowance account was zero at December 31, 2009 and 2008.
6. INVENTORIES
     The Company’s inventories are stated at the lower of cost or market and are comprised primarily of crude oil, refined products and blendstocks. Cost is determined under the LIFO method for crude oil, refined products and blendstocks. Materials and supplies are stated at average cost.
     Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $20,499 and $1,308 at December 31, 2009 and 2008, respectively. Adjustments to inventories related to the Company’s refinery acquisition resulted in a charge to cost of sales of $127,408 during the period from July 1, 2008 (inception) through December 31, 2008.
The Company’s inventories at December 31, 2009 include $22,558 of crude oil inventory consigned to others.
7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	December 31,
	2009	2008
Refining facilities	$389,441	$344,047
Less accumulated depreciation	(27,176)	(8,492)

Property, plant and equipment, net	$362,265	$335,555

     The useful lives of refining facilities used to determine depreciation expense were 3 – 20 years with an average life of 18 years. The increase in property, plant and equipment was primarily due to the earnout amount recorded in 2009 and discussed in Note 3.
8. OTHER ASSETS
     Other assets consisted of the following:

	December 31,
	2009	2008
Deferred turnaround and chemical catalyst cost, net	$11,540	$—
Deferred debt issuance costs	17,118	25,840
Intangible assets	2,171	—

Total other assets	$30,829	$25,840

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
9. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	December 31,
	2009	2008
Commodity swaps	$9,983	$26,670
Valero earnout liability	8,750	—
Accrued interest	8,137	6,398
Other	4,429	3,017

Total accrued liabilities	$31,299	$36,085

10. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consisted of the following:

	December 31,
	2009	2008
Environmental accrual	$412	$427
Asset retirement obligations	899	840
Valero earnout liability	6,562	—

Total other non-current liabilities	$7,873	$1,267

     The Company has asset retirement obligations with respect to its refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is the Company’s practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component part of these assets, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.
     Asset retirement obligations represent $812 recorded at the time of the Company’s refinery acquisition plus $59 and $28 from accretion expense incurred for the year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008, respectively.
11. INCOME TAXES
     The amounts presented below were calculated as if the Company filed separate federal and state income tax returns. The Company had no unrecognized tax benefits as of December 31, 2009.
     A reconciliation between the income tax benefit computed on pretax loss at the statutory federal rate and the actual provision for income tax benefit is as follows:

	December 31,
	2009	2008
Computed tax benefit	$(15,882)	$(4,212)
State and local income taxes, net of federal benefit	(1,299)	(315)
Other, net	(352)	7
Change in valuation allowance	17,533	4,520

Income tax benefit	$—	$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2009	2008
Deferred income tax assets:
Accrued liabilities and other	$894	$—
Non-current accrued liabilities and other	3,565	173
Net operating loss carryover	58,200	58,070
Other	—	494

Less valuation allowance	(24,101)	(4,520)

Net deferred income tax assets	38,558	54,217

Deferred income tax liabilities:
Unrealized Gains	(2,936)	(15,787)
Property, plant, and equipment	(30,369)	(6,033)
Other non-current	(4,373)	(32,374)
Intangibles	(880)	—
Other	—	(23)

Deferred income tax liabilities	(38,558)	(54,217)

Net deferred income tax after valuation allowance	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income, over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2009.
     At December 31, 2009, the Company has net operating loss carryforwards for Federal income tax purposes of $147,727 which are available to offset future Federal taxable income through 2029. In addition, the Company has net operating loss carryforwards for state and local income tax purposes of $81,199 which are available to offset future state taxable income in various years through 2024.
     The Company has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the statements of operations. Results of the Company’s operations are included in the consolidated U.S. Federal income tax return of Alon USA. The Company is subject to Louisiana state income tax. In general, the state tax years open to audit range from 2005 to 2008. The Company’s liability for unrecognized tax benefits and accrued interest did not increase during the year ended December 31, 2009, as there were no unrecognized tax benefits recorded in 2009.
12. RELATED-PARTY TRANSACTIONS
     A portion of the purchase price for the acquisition of the Company’s refinery from Valero was provided through an $80,000 equity investment in ARL by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21,656 equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66,000 of standby letters of credit, without recourse to the Company, to support increased borrowing capacity under the Company’s revolving credit facility.
     In connection with amendments to the Company’s credit facilities in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25,000 in the equity of ARL, which was contributed by ARL to the Company, and arranged for the issuance of an additional $25,000 of standby letters of credit without recourse to the Company. These contributions, together with the equity and letters of credit support provided at the time of the acquisition, resulted in $126,656 of equity and $91,000 of letters of credit support provided to the Company from Alon Israel and Alon USA and its affiliates.
     The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services and functions. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company’s business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the year ended December 31, 2009, and for the period from July 1, 2008 (inception) through

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
December 31, 2008, the Company recorded selling, general and administrative expenses of $7,328 and $903, respectively, with respect to allocations from Alon USA for such services.
     In each of May, June, July and August of 2009, the Company entered into separate commodity fixed/floating price swap arrangements, each for terms of less than one month, with a subsidiary of Alon USA with respect to certain of the Company’s transactions for products delivered into the Colonial Pipeline. The effect of such arrangements were to replace market pricing for the products based on the date of the contract for such transaction with pricing based on the average market price for the month of delivery of such products. All pricing terms in such arrangements were based on actual published market prices and such arrangements were based on general market terms and conditions and the provisions of an International Swap Dealers Association (“ISDA”) Master Agreement dated as of May 1, 2009. The Company received payments in the amount of $5,828 for the year ended December 31, 2009, upon settlement of the swaps.
     Alon USA currently owns all of the Company’s outstanding voting capital stock. As a result, Alon USA can control the election of the Company’s directors, exercise control or significant influence over the Company’s corporate and management policies and generally determine the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Alon USA continues to own a majority of the outstanding shares of the Company’s voting capital stock, Alon USA will continue to be able to effectively control or influence the outcome of such matters.
13. LONG-TERM DEBT
     Long-term debt consisted of the following:

	December 31,
	2009	2008
Term loan credit facility	$—	$302,000
Revolving credit facility	83,287	147,105
Senior secured notes, net of discount	205,693	—

Total debt	288,980	449,105
Less current portion	—	(18,400)

Total long-term debt	$288,980	$430,705

     (a) Alon Refining Krotz Springs, Inc. Credit Facilities
     Term Loan Credit Facility. On July 3, 2008, the Company entered into a $302,000 Term Loan Agreement (the “Term Loan”).
     On April 9, 2009, the Company and ARL entered into a first amendment agreement to the Term Loan. As part of the first amendment, the parties agreed to liquidate the heating oil crack spread hedge and use the proceeds of $133,581 to reduce the Term Loan principal balance.
     In October 2009, the Company made a prepayment of $163,819, representing the outstanding principal balance of the Term Loan, with the proceeds received from the issuance of the Company’s senior secured notes (see “Senior Secured Notes”). As a result of the prepayment of the Term Loan, a write-off of unamortized debt issuance costs of $20,482 is included as interest expense in the statements of operations for the year ended December 31, 2009.
     At December 31, 2008, the Term Loan had an outstanding balance of $302,000.
     Senior Secured Notes. In October 2009, the Company issued $216,500 in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2010.
     The Company received gross proceeds of $205,365 from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, the Company prepaid in full all outstanding obligations under the Term Loan. The remaining proceeds from the offering may be used for general corporate purposes.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on the Company’s’ property, plant and equipment and a second priority lien on the Company’s cash, accounts receivable and inventory.
     The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain financial covenants.
     Additionally, the Company must under certain circumstances offer to purchase some of the Senior Secured Notes at par plus accrued interest or at 101% if excess cash flow is generated if assets are sold. If there is a change of control, then the holders of the Senior Secured Notes may require the Company to purchase the Senior Secured Notes at a price of 101%. Additionally, the Company may redeem up to 35% of the aggregate principal amount outstanding with the proceeds of certain equity offerings.
     The Senior Secured Notes are also redeemable by the Company on or after October 15, 2012 at par, accrued interest and Special Interest.
     On February 13, 2010, the Company announced that it had exchanged $215,920 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered and will not have any of the transfer restrictions or other related matters as in the Senior Secured Notes.
     At December 31, 2009, the Senior Secured Notes had an outstanding balance of $205,693, net of unamortized discount of $10,807. The Company is amortizing the original issue discount using the effective interest method over the life of the Senior Secured Notes.
     Revolving Credit Facility. On July 3, 2008, the Company entered into a revolving credit facility agreement (the “Revolving Credit Facility”) that had a maturity of July 3, 2013. The Revolving Credit Facility had an original commitment of $400,000, was reduced in December 2008 to $300,000, and in April 2009 to $250,000. The Revolving Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a facility limit of the lesser of the facility or the amount of the borrowing base under the facility.
     On December 18, 2008, the Company entered into an amendment to the Revolving Credit Facility with its lender. This amendment increased the applicable margin, amended certain elements of the borrowing base calculation and the timing of submissions under certain circumstances, and reduced the commitment from $400,000 to $300,000. Under these circumstances, the facility limit will be the lesser of $300,000 or the amount of the borrowing base, although the amendment contains a feature that will allow for an increase in the facility size to $400,000 subject to approval by both parties.
     On April 9, 2009, the Revolving Credit Facility was further amended to include among other things, a reduction to the commitment from $300,000 to $250,000 with the ability to increase the facility size to $275,000 upon request by the Company and under certain circumstances up to $400,000. This amendment also increased the applicable margin, amended certain elements of the borrowing base calculation and required a monthly fixed charge coverage ratio.
     The Revolving Credit facility was also amended on October 22, 2009 to allow for the issuance of the Senior Secured Notes, certain Indenture provisions and certain hedging transactions. The amendment also adjusted certain elements of the Borrowing Base definition as well as the delivery of the Borrowing Base certification.
     Borrowings under the Revolving Credit Facility bear interest at a rate based on a margin over the Eurodollar rate based on a fixed charge coverage ratio. Currently that margin is 4.0%.
     This Revolving Credit Facility is guaranteed by ARL and is secured by a first lien on cash, accounts receivable, and inventory of ARKS and ARL and a second lien on the remaining assets.
     The Revolving Credit Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments. Additionally, the Revolving Credit Facility contains one financial covenant.
     Borrowings of $83,287 and $147,105 were outstanding under the Revolving Credit Facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, outstanding letters of credit under the Revolving Credit Facility were $2,765 and $68,273, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     (b) Maturity of Long-Term Debt
     The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2009 are as follows: 2010 — $0; 2011 — $0; 2012 — $0; 2013 — $83,287; 2014 — $205,693 and thereafter — $0.
     (c) Interest and Financing Expense
     Interest and financing expense included the following:

	December 31,
	2009	2008
Interest expense	$38,412	$19,861
Letters of credit and finance charges	5,426	2,256
Amortization of debt issuance costs (includes write-off of unamortized debt issuance costs in 2009 of $20,482)	25,252	2,265

Total interest expense	$69,090	$24,382

14. EMPLOYEE BENEFIT PLANS
     Employees who work for the Company are included in the various employee benefit plans of Alon USA. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution plans, employee and retiree medical, dental, and life insurance plans, incentive plans (i.e., stock options, restricted stock, and bonuses), and other such benefits. For the purposes of these financial statements, the Company is considered to be participating in multi-employer benefit plans of Alon USA.
     The Company’s allocated share of Alon USA’s employee benefit plan expenses, excluding costs related to the incentive plans, was $1,648 and $526 for the year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008, respectively.
     Employee benefit plan expenses incurred by the Company are included in direct operating expenses with the related payroll costs.
15. COMMITMENTS AND CONTINGENCIES
     (a) Leases
     The Company has long-term lease commitments for land, buildings and equipment. In most cases, the Company expects that in the normal course of business, its leases will be renewed or replaced by other leases. The Company has commitments under long-term operating leases for certain land, buildings and equipment expiring at various dates over the next 15 years. Certain long-term operating leases relating to buildings and land include options to renew for additional periods. At December 31, 2009, minimum lease payments on operating leases were as follows:

Year ending December 31:
2010	$637
2011	485
2012	390
2013	360
2014	360
2015 and thereafter	2,142

Total	$4,374

     Total rental expense was $3,452 and $1,759 for year ended December 31, 2009 and the period from July 1, 2008 (inception) through December 31, 2008, respectively. Contingent rentals and subleases were not significant.
     (b) Other Commitments
     In connection with the acquisition of the Company’s refinery (Note 3), the Company and Valero entered into an offtake agreement that provides for Valero to purchase, at market prices, certain specified products and other products as may be mutually agreed upon from time to time. These products include regular and premium unleaded gasoline, ultra low sulfur diesel, jet fuel, light cycle oil, high

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     sulfur No. 2 blendstock, butane/butylenes, poly C4, normal butane, LPG mix, propane/propylene, high sulfur slurry, low sulfur atmospheric tower bottoms and ammonium thiosulfate. The term of the offtake agreement as it applies to the products produced by the refinery is as follows: (i) five years for light cycle oil and straight run diesel; (ii) one year for regular and premium unleaded gasoline; and (iii) three months for the remaining refined products (each such term beginning in October 2008).
     (c) Environmental
     The Company is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company and are associated with past or present operations. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at its refinery. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the unknown timing, extent and method of the remedial actions which may be required, and the determination of the Company’s liability in proportion to other responsible parties.
     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next five years. The level of future expenditures for environmental remediation obligations is impossible to determine with any degree of reliability.
     The Company has accrued a non-current liability for environmental remediation obligations of $412 and $427 as of December 31, 2009 and 2008, respectively.
     (d) Litigation Matters
     The Company is a party to claims and legal proceedings arising in the ordinary course of business. Management believes that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on the Company’s results of operations or financial position.
16. SUBSEQUENT EVENT
     On March 15, 2010, the Company terminated the Revolving Credit Facility and repaid all outstanding amounts thereunder. On March 15, 2010, the Company also entered into a new $65,000 credit facility with the lenders party thereto and Bank Hapoalim B.M., as administrative agent. The Company borrowed $65,000 and used approximately $51,000 to repay the outstanding amounts under the Revolving Credit Facility that was terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%. The Company will use the new credit facility as a bridge facility that will terminate on June 15, 2010. The Company’s Board of Directors has approved an entrance into a new multi year facility with another financial institution which is expected to close by March 31, 2010. This multi year facility compared to the Revolving Credit Facility is expected to reduce borrowing costs and to eliminate the existing limitation on our refinery throughput.

Independent Auditors’ Report
To the Board of Directors of Alon USA Energy, Inc.:
We have audited the accompanying balance sheets of the Krotz Springs Refining Business as of June 30, 2008, December 31, 2007, and December 31, 2006, and the related statements of operations, changes in net parent investment, and cash flows for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the management of the Krotz Springs Refining Business. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Krotz Springs Refining Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Krotz Springs Refining Business as of June 30, 2008, December 31, 2007, and December 31, 2006, and the results of its operations and its cash flows for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
San Antonio, Texas
September 23, 2009

KROTZ SPRINGS REFINING BUSINESS
BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007	2006
ASSETS
Current assets:
Cash	$—	$13	$11
Accounts receivable	274	70	517
Inventories	16,445	48,751	43,171
Deferred income taxes	55,883	34,209	17,936
Prepaid expenses	139	—	25

Total current assets	72,741	83,043	61,660

Property, plant and equipment, at cost	188,220	181,319	173,967
Accumulated depreciation	(42,314)	(38,474)	(32,345)

Property, plant and equipment, net	145,906	142,845	141,622

Deferred charges and other assets, net	4,072	3,264	4,170

Total assets	$222,719	$229,152	$207,452

LIABILITIES AND NET PARENT INVESTMENT
Current liabilities:
Accounts payable	$7,842	$9,214	$7,431
Accrued expenses	942	1,130	1,133
Taxes other than income taxes	1,731	352	185
Income taxes payable	2,340	3,056	4,345

Total current liabilities	12,855	13,752	13,094

Deferred income taxes	29,469	28,649	24,306

Other long-term liabilities	429	231	442

Commitments and contingencies
Net parent investment	179,966	186,520	169,610

Total liabilities and net parent investment	$222,719	$229,152	$207,452

See accompanying notes to the financial statements

KROTZ SPRINGS REFINING BUSINESS
STATEMENTS OF OPERATIONS
(dollars in thousands)

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Operating revenues	$1,539,629	$2,293,486	$2,450,200

Costs and expenses:
Cost of sales	1,543,665	2,143,920	2,245,070
Operating expenses	43,721	84,388	72,754
General and administrative expenses	1,909	4,632	4,921
Depreciation and amortization expense	4,841	9,677	8,259

Total costs and expenses	1,594,136	2,242,617	2,331,004

Operating income (loss)	(54,507)	50,869	119,196
Other income, net	2	1	34

Income (loss) before income tax expense	(54,505)	50,870	119,230
Income tax expense (benefit)	(19,680)	17,276	43,510

Net income (loss)	$(34,825)	$33,594	$75,720

See accompanying notes to the financial statements

KROTZ SPRINGS REFINING BUSINESS
STATEMENTS OF CHANGES IN NET PARENT INVESTMENT
(dollars in thousands)

Balance as of January 1, 2006	$129,733
Net income	75,720
Net cash repayments to parent	(35,843)

Balance as of December 31, 2006	169,610
Net income	33,594
Net cash repayments to parent	(16,684)

Balance as of December 31, 2007	186,520
Net loss	(34,825)
Net cash advances from parent	28,271

Balance as of June 30, 2008	$179,966

See accompanying notes to the financial statements

KROTZ SPRINGS REFINING BUSINESS
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(34,825)	$33,594	$75,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,841	9,677	8,259
Deferred income tax expense (benefit)	(20,854)	(11,930)	2,375
Changes in current assets and current liabilities	30,432	(4,452)	(9,056)
Changes in deferred charges and other, net	198	(211)	426

Net cash provided by (used in) operating activities	(20,208)	26,678	77,724

Cash flows from investing activities:
Capital expenditures	(6,495)	(9,001)	(38,106)
Deferred turnaround and catalyst costs	(1,858)	(995)	(3,773)
Other investing activities, net	277	4	3

Net cash used in investing activities	(8,076)	(9,992)	(41,876)

Cash flows from financing activities:
Net cash advances from (repayments to) parent	28,271	(16,684)	(35,843)

Net cash provided by (used in) financing activities	28,271	(16,684)	(35,843)

Net increase (decrease) in cash	(13)	2	5
Cash at beginning of period	13	11	6

Cash at end of period	$—	$13	$11

See accompanying notes to the financial statements

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS
1. BUSINESS DESCRIPTION
The Krotz Springs Refining Business (the Business) includes the operations of the Krotz Springs Refinery and related assets. The Krotz Springs Refinery, which is located between Baton Rouge and Lafayette, Louisiana on the Atchafalaya River, has a total throughput capacity, including crude oil and other feedstocks, of approximately 85,000 barrels per day. The refinery’s main processing facilities include a crude unit, a fluid catalytic cracking unit, a catalytic reformer unit, a polymerization unit, and an isomerization unit. The refinery processes primarily light sweet crude oils. Almost all of its production is light products, including regular and premium gasoline and diesel and other distillates. Crude oil is supplied to the refinery by either pipeline or barge. The refinery’s location provides access to upriver markets on the Mississippi River, and its docking facilities along the Atchafalaya River are sufficiently deep to allow barge access. The refinery also uses the Colonial pipeline to transport products to markets in the southeastern and northeastern United States.
The Krotz Springs Refinery was acquired by Valero Energy Corporation (Valero) through its acquisition of Basis Petroleum, Inc., a wholly owned subsidiary of Salomon Inc, in May 1997. The Krotz Springs Refinery was owned by Valero Energy Corporation (Valero) from May 1997 until July 1, 2008, the effective date of its sale as discussed further in Note 12 below. References to Valero or Parent herein may refer to Valero Energy Corporation or one or more of its direct or indirect subsidiaries that are not included in the financial statements of the Business, as the context requires.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These financial statements have been prepared in accordance with applicable United States generally accepted accounting principles (GAAP). The financial statements reflect Valero’s historical cost basis in the Business.
The financial statements include allocations and estimates of general and administrative costs of Valero that are attributable to the operations of the Business. During the periods reflected in these financial statements, the Business sold its refined products to and purchased its crude oil and other feedstocks from affiliates of Valero. Sales of refined products from the Business to Valero were recorded at intercompany transfer prices, which were market prices adjusted by quality, location, and other differentials on the date of the sale, and purchases of feedstock by the Business from Valero were recorded at the cost paid to third parties by Valero. Management believes that the assumptions, estimates, and allocations used to prepare these financial statements are reasonable. However, the amounts reflected in these financial statements may not necessarily be indicative of the revenues, costs, and expenses that would have resulted if the Business had been operated as a separate entity.
The Business’ results of operations may be affected by seasonal factors, such as the demand for petroleum products, which vary during the year, or industry factors that may be specific to a particular period, such as industry supply capacity and refinery turnarounds. In addition, the Business’ results of operations were dependent on Valero’s feedstock acquisition and refined product marketing activities.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Inventories
Inventories represent inventories located at the refinery, and consist of refinery feedstocks purchased for processing, refined products, and materials and supplies. Inventories are carried at the lower of cost or market. The cost of refinery feedstocks purchased for processing and refined products are determined under the last-in, first-out (LIFO) method using the dollar-value LIFO method, with any increments valued based on average purchase prices during the year. The cost of materials and supplies is determined under the weighted-average cost method.
Effective January 1, 2006, the Business adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material and requires that those items be recognized as current-period charges. Statement No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement No. 151 did not affect the Business’ financial position or results of operations.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost.
The costs of minor property units (or components of property units), net of salvage value, retired or abandoned are charged or credited to accumulated depreciation under the composite method of depreciation. Gains or losses on sales or other dispositions of major units of property are recorded in income and are reported in “depreciation and amortization expense” in the statements of operations.
Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related facilities primarily using the composite method of depreciation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.
Deferred Charges and Other Assets
Deferred charges and other assets consist of the following:
•	refinery turnaround costs, which are incurred in connection with planned major maintenance activities at the Krotz Springs Refinery and which are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs, and
•	fixed-bed catalyst costs, representing the cost of catalyst that is changed out at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function, which are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst.
Impairment and Disposal of Long-Lived Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized in an amount by which its carrying amount exceeds its fair value, with fair value determined based on discounted estimated net cash flows. The Business believes that the carrying amounts of its long-lived assets as of June 30, 2008 and December 31, 2007 and 2006 are recoverable.
Taxes Other than Income Taxes
Taxes other than income taxes include primarily liabilities for use, franchise, and payroll taxes.

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The Business pays the Parent the amount of its current federal tax liability as determined under a tax-sharing arrangement with the Parent; the accrual and payment of the current federal tax liability is recorded in net parent investment in the financial statements in the year incurred. The current state tax liability of the Business is reflected in “income taxes payable” in the balance sheets with payment to the government reflected in the year subsequent to the incurrence of the expense.
Historically, the Business’ results of operations were included in the consolidated federal income tax return filed by Valero and were included in state income tax returns of subsidiaries of Valero. The income tax provision in the statements of operations represents the current and deferred income taxes that would have resulted if the Business were a stand-alone taxable entity filing its own income tax returns. Accordingly, the calculations of the current and deferred income tax provision necessarily require certain assumptions, allocations, and estimates that management believes are reasonable to reflect the tax reporting for the Business as a stand-alone taxpayer.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 effective January 1, 2007, did not have any effect on the Business’ financial position or results of operations.
The Business has elected to classify any interest expense and penalties related to the underpayment of income taxes in “income tax expense” in the statements of operations.
Asset Retirement Obligation
The Business has asset retirement obligations with respect to certain of its refinery assets due to various legal obligations to clean and/or dispose of various component parts at the time they are retired. However, these component parts can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is the Business’ practice and current intent to maintain its refinery assets and continue making improvements to those assets based on technological advances. As a result, management believes that its refinery assets have an indeterminate life for purposes of estimating asset retirement obligations because dates or ranges of dates upon which such refinery assets would be retired cannot be reasonably estimated at this time. When a date or range of dates can be reasonably estimated for the retirement of any component part of the refinery, an estimate of the cost of performing the retirement activities will be determined and a liability will be recorded for the fair value of that cost using established present value techniques.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as the Business’ own internal environmental policies. Amounts recorded for environmental liabilities are not reduced by possible recoveries from third parties. “Other long-term liabilities” reflected in the balance sheets represents environmental liabilities of the Business as of June 30, 2008 and December 31, 2007 and 2006.

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
Net Parent Investment
The net parent investment represents a net balance reflecting the Parent’s initial investment in the Business and subsequent adjustments resulting from the operations of the Business and various transactions between the Business and Valero. The balance is the result of the Business’ participation in the Parent’s centralized cash management program under which all of the Business’ cash receipts are remitted to and all cash disbursements are funded by the Parent. Other transactions affecting the net parent investment include general and administrative expenses incurred by Valero and allocated to the Business. There are no terms of settlement or interest charges associated with the net parent investment balance.
Comprehensive Income
The Business has reported no comprehensive income due to the absence of items of other comprehensive income in the periods presented.
Revenue Recognition
Revenues are recorded by the Business upon delivery of the refined products to its customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. For the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, all of the refined products produced by the Business were sold to Valero.
Cost of Sales
Cost of sales includes the cost of feedstock acquired for processing by the Business, including transportation costs to deliver the feedstock to the refinery.
Operating Expenses
Operating expenses consist primarily of labor costs of refinery personnel, maintenance, fuel and power costs, and catalyst. Such expenses are recognized as incurred.
Stock-Based Compensation
As discussed below in Note 10, employees of the Business participated in various employee benefit plans of the Parent, including certain stock-based compensation plans. Effective January 1, 2006, Valero adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R), which requires the expensing of the fair value of stock options. The impact on the Business of the adoption of Statement No. 123R depends on the levels of share-based incentive awards granted to employees of the Business. The stock option expense recognized by the Business subsequent to the adoption of Statement No. 123R is reflected in Note 10.
Segment Disclosures
The Business operates in only one segment, the refining segment of the oil and gas industry.
Financial Instruments
The Business’ financial instruments include cash, receivables, and payables. The estimated fair values of these financial instruments approximate their carrying amounts as reflected in the balance sheets.

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
FASB Statement No. 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures, but does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Business adopted Statement No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which did not affect its financial position or results of operations. The exceptions apply to the following: nonfinancial assets and nonfinancial liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and the initial recognition of the fair value of asset retirement obligations and restructuring costs. The Business did not expect any significant impact to its financial statements upon the implementation of Statement No. 157 for these assets and liabilities.
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Business has not elected to apply the provisions of Statement No. 159 to any of its financial instruments; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected its financial position or results of operations.
3. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007	2006
Refinery feedstocks	$7,205	$14,711	$11,526
Refined products and blendstocks	7,185	31,959	29,765
Materials and supplies	2,055	2,081	1,880

Inventories	$16,445	$48,751	$43,171

Refinery feedstock and refined product and blendstock inventory volumes totaled 1.2 million barrels, 1.4 million barrels, and 1.4 million barrels as of June 30, 2008, December 31, 2007, and December 31, 2006, respectively. LIFO reserves increased $57.8 million during the six months ended June 30, 2008 and $43.5 million and $1.9 million during the twelve months ended December 31, 2007 and 2006, respectively, with a resulting charge to cost of sales. There were no substantial liquidations of LIFO inventory layers for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006.
As of June 30, 2008, and December 31, 2007, and December 31, 2006, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by approximately $160.5 million, $111.6 million, and $50.1 million, respectively.

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
4. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
		2008	2007	2006
Land		$3,102	$3,102	$3,102
Crude oil processing facilities	25 years	143,638	143,165	142,585
Buildings	39 - 44 years	9,428	7,567	7,553
Precious metals		2,828	3,062	3,313
Other	1 - 39 years	13,183	12,615	13,454
Construction in progress		16,041	11,808	3,960

Property, plant and equipment, at cost		188,220	181,319	173,967
Accumulated depreciation		(42,314)	(38,474)	(32,345)

Property, plant and equipment, net		$145,906	$142,845	$141,622

5. DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007	2006
Deferred refinery turnaround costs, net of accumulated amortization	$3,637	$2,792	$3,569
Deferred catalyst costs, net of accumulated amortization	435	472	601

Deferred charges and other assets, net	$4,072	$3,264	$4,170

6. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007	2006
Employee wage and benefit costs	$914	$714	$794
Other	28	416	339

Accrued expenses	$942	$1,130	$1,133

7. STATEMENTS OF CASH FLOWS
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Decrease (increase) in current assets:
Accounts receivable	$(204)	$447	$116
Inventories	32,306	(5,580)	340
Prepaid expenses	(139)	25	21
Increase (decrease) in current liabilities:
Accounts payable	(2,006)	1,781	(3,630)
Accrued expenses	(188)	(3)	230
Taxes other than income taxes	1,379	167	(90)
Income taxes payable	(716)	(1,289)	(6,043)

Changes in current assets and current liabilities	$30,432	$(4,452)	$(9,056)

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods since the amounts shown above exclude changes in cash and deferred income taxes, and previously accrued capital investments are reflected in investing activities in the statements of cash flows.
Cash flows related to interest and income taxes were as follows (in thousands):

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Income taxes paid, net of tax refunds received	$1,174	$30,495	$47,178
Interest paid (net of amount capitalized)	—	—	—
8. INCOME TAXES
The amounts presented below relate only to the Business and were calculated as if the Business filed separate federal and state income tax returns. The Business had no unrecognized tax benefits as of June 30, 2008, December 31, 2007, and December 31, 2006.
Components of income tax expense (benefit) were as follows (in thousands):

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$26,150	$36,790
State	1,174	3,056	4,345

Total current	1,174	29,206	41,135

Deferred:
Federal	(18,745)	(10,677)	2,268
State	(2,109)	(1,253)	107

Total deferred	(20,854)	(11,930)	2,375

Income tax expense (benefit)	$(19,680)	$17,276	$43,510

The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate (35% for all periods presented) to income (loss) before income tax expense (benefit) (in thousands):

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Federal income tax expense (benefit) at the U.S. statutory rate	$(19,077)	$17,805	$41,730
U.S. state income tax expense (benefit), net of U.S. federal income tax effect	(608)	1,172	2,894
U.S. manufacturing deduction	—	(1,706)	(1,118)
Other, net	5	5	4

Income tax expense (benefit)	$(19,680)	$17,276	$43,510

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	June 30,	December 31,
	2008	2007	2006
Deferred income tax assets:
Inventories	$55,883	$34,209	$17,936
Other	892	207	518

Total deferred income tax assets	56,775	34,416	18,454

Deferred income tax liabilities:
Property, plant and equipment	(26,635)	(25,395)	(21,119)
Turnarounds	(1,394)	(1,047)	(1,342)
Other	(2,332)	(2,414)	(2,363)

Total deferred income tax liabilities	(30,361)	(28,856)	(24,824)

Net deferred income tax assets (liabilities)	$26,414	$5,560	$(6,370)

9. RELATED-PARTY TRANSACTIONS
During the periods reflected in these financial statements, related-party transactions of the Business included operating revenues received by the Business from its sales of refined products to Valero, the purchase of feedstocks by the Business from Valero, and the allocation of insurance and security costs and certain general and administrative costs from Valero to the Business. Sales of refined products from the Business to Valero were recorded at intercompany transfer prices, which were market prices adjusted by quality, location, and other differentials on the date of the sale. Purchases of feedstock by the Business from Valero were recorded at the cost paid to third parties by Valero. General and administrative costs were charged by Valero to the Business based on management’s determination of such costs attributable to the operations of the Business. However, such related-party transactions cannot be presumed to have been carried out on an arm’s length basis as the requisite conditions of competitive, free-market dealings may not have existed. For purposes of these financial statements, payables and receivables related to transactions between the Business and Valero are included as a component of the net parent investment.
During the periods reflected in these financial statements, the Business participated in the Parent’s centralized cash management program under which cash receipts and cash disbursements were processed through the Parent’s cash accounts with a corresponding credit or charge to an intercompany account. This intercompany account is included in the net parent investment balance.
As discussed above, during the first six months of 2008 and for the years ended December 31, 2007 and 2006, Valero provided the Business with certain general and administrative services, including the centralized corporate functions of legal, accounting, treasury, environmental, engineering, information technology, and human resources. For these services, Valero charged the Business a portion of its total general and administrative expenses incurred in the United States, with this allocation based on investments in property, operating revenues, and payroll expenses. The general and administrative expenses in the statements of operations represent the amount of such costs allocated to the Business for the periods presented. Management believes that the amount of general and administrative expenses allocated to the Business is a reasonable approximation of the costs related to the Business.
The following table summarizes the related-party transactions of the Business (in thousands):

	Six Months Ended
	June 30,	Year Ended December 31,
	2008	2007	2006
Revenues	$1,539,629	$2,293,486	$2,450,200
Cost of sales	1,540,412	2,142,286	2,243,862
Operating expenses	693	1,504	1,617
General and administrative expenses	1,909	4,632	4,921

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
10. EMPLOYEE BENEFIT PLANS
Employees who work for the Business were included in the various employee benefit plans of the Parent. These plans included qualified, non-contributory defined benefit retirement plans, defined contribution plans, employee and retiree medical, dental, and life insurance plans, incentive plans (i.e., stock options, restricted stock, and bonuses), and other such benefits. For the purposes of these financial statements, the Business was considered to be participating in multi-employer benefit plans of the Parent.
The Business’ allocated share of the Parent’s employee benefit plan expenses, excluding costs related to the incentive plans (which are disclosed separately below), was $3.2 million for the first six months of 2008 and $6.7 million and $8.0 million for the years ended December 31, 2007 and 2006, respectively. For the incentive plans, the Business was charged with the bonus, stock option, and restricted stock expense directly attributable to its employees. The bonus, stock option, and restricted stock expenses charged to the Business for each period were as set out below (in thousands):

	Six Months Ended	Year Ended December 31,
	June 30,
	2008	2007	2006
Bonus	$829	$2,488	$1,939
Stock options	243	556	696
Restricted stock	136	251	181
Employee benefit plan expenses incurred by the Business are included in operating expenses with the related payroll costs.
11. COMMITMENTS AND CONTINGENCIES
Leases
The Business has long-term operating lease commitments for office equipment, transportation equipment, and various facilities used in the transportation, production, and sale of refinery feedstocks and refined products. In most cases, the Business expects that in the normal course of business, its leases will be renewed or replaced by other leases.
As of June 30, 2008, future minimum rentals for operating leases having initial or remaining noncancelable lease terms in excess of one year were as reflected in the following table (in thousands):

2008	$1,012
2009	1,910
2010	1,884
2011	1,867
2012	1,800
2013	1,800
Remainder	5,707

Total minimum rental payments	$15,980

Rental expense for all operating leases was $1.6 million for the first six months of 2008 and $3.5 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively.
Other Commitments
An affiliate of Valero has an obligation under an arrangement with a pipeline company to transport certain crude oil to the Business. This obligation, which expires March 2013, includes a minimum volume requirement and is based

KROTZ SPRINGS REFINING BUSINESS
NOTES TO FINANCIAL STATEMENTS — (Continued)
on prices approved by regulatory authorities. The estimated future purchase obligation related to this arrangement as of June 30, 2008 was $18.0 million. This purchase obligation is not reflected in the balance sheets of the Business.
Litigation Matters
The Business is a party to claims and legal proceedings arising in the ordinary course of business. Management believes that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on the Business’ results of operations or financial position.
12. SUBSEQUENT EVENT
Effective July 1, 2008, Valero sold the Business to Alon Refining Krotz Springs, Inc. (Alon), a subsidiary of Alon USA Energy, Inc., for $333 million, plus approximately $135 million from the sale of working capital to Alon primarily related to the sale of certain of the hydrocarbons inventory associated with the Business’ operations. In addition to the cash consideration, the sales agreement also provided for contingent consideration in the form of a three-year earn-out agreement based on certain product margins. In August 2009, the earn-out agreement was amended to replace contingent payments based on certain product margins with a fixed payment of $35 million due from Alon, of which $17.5 million was paid in August 2009 and the remainder is payable in eight quarterly payments of approximately $2.2 million per quarter.
In connection with the sale, Valero entered into the following agreements with Alon:
•	an agreement to supply crude oil and other feedstocks to the Krotz Springs Refinery through September 30, 2008, unless terminated earlier by Alon;
•	an offtake agreement under which Valero will (i) purchase all refined products from the Krotz Springs Refinery for three months after the effective date of the sale, (ii) purchase certain products for an additional one to five years after the expiration of the initial three-month period of the agreement, and (iii) provide certain refined products to Alon that are not produced at the Krotz Springs Refinery for an initial term of 15 months and thereafter until terminated by either party; and
•	a transition services agreement under which Valero agreed to provide certain accounting and administrative services to Alon, with the services terminating no later than July 31, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

March 16, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

March 16, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2010	By:	/s/ Shai Even
Shai Even
Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

March 16, 2010	By:	/s/ Joseph A. Concienne III
Joseph A. Concienne III
Vice President and Director

March 16, 2010	By:	/s/ Joseph Israel
Joseph Israel
Chief Operating Officer and Director

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Alon Refining Krotz Springs, Inc., as amended by the Certificate of Amendment to Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.3	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.4	Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 19, 2009, SEC File No. 001-32567).

10.5†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.5 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.6†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.6 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.7†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.7 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.8	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.9	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.10	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on April 27, 2009, SEC File No. 001-32567).

10.11	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon

Exhibit
Number	Description
Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.12	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.13	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on August 6, 2009, SEC File No. 001-32567).

10.14*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.15*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.16*	Amended and Restated Management Employment Agreement, dated as of August 9, 2006, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 10, 2006, SEC File No. 001-32567).

10.17*	Amendment to Amended and Restated Management Employment Agreement, dated as of November 4, 2008, between Harlin R. Dean and Alon USA GP, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567)

10.18*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.19*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.20*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.21*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.22*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.23*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.24*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).

10.25*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.26*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

Exhibit
Number	Description
10.27*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.28*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.29*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.30*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.31*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.32*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.33*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.34*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567.

10.35	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.