Form 10-Q
period 2010-03-31
Alon Refining Krotz Springs, Inc.
filed 2010-05-11
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 333-163942

ALON REFINING KROTZ SPRINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-2849682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7616 LBJ Freeway, Suite 300, Dallas, Texas 75251
(Address of principal executive offices) (Zip Code)
(972) 367-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant’s common stock. As of May 1, 2010, 36,219 shares of the registrant’s Class A Common stock, par value $0.01, and 405 shares of the registrant’s Class B Common stock, par value $0.01, were outstanding.
     The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter was $0.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,161
Accounts receivable	20,732	8,344
Inventories	50,402	54,623
Prepaid expenses	1,278	615

Total current assets	72,412	89,743
Property, plant, and equipment, net	359,315	362,265
Other assets	25,125	30,829

Total assets	$456,852	$482,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$111,862	$92,682
Accrued liabilities	35,234	31,299
Short-term debt	65,000	—

Total current liabilities	212,096	123,981

Other non-current liabilities	9,681	7,873
Long-term debt	206,086	288,980

Total liabilities	427,863	420,834

Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 36,219 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 405 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	126,656	126,656
Accumulated other comprehensive loss, net of income tax	(6,642)	(7,240)
Retained deficit	(91,025)	(57,413)

Total stockholders’ equity	28,989	62,003

Total liabilities and equity	$456,852	$482,837

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Net sales	$9,320	$245,065
Operating costs and expenses:
Cost of sales	8,377	163,911
Direct operating expenses	10,536	22,344
Selling, general and administrative expenses	1,810	1,649
Depreciation and amortization	5,507	4,247

Total operating costs and expenses	26,230	192,151

Operating income (loss)	(16,910)	52,914
Interest expense	(16,716)	(17,824)
Other income, net	14	2

Income (loss) before income tax expense	(33,612)	35,092
Income tax expense	—	8,414

Net income (loss)	$(33,612)	$26,678

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(33,612)	$26,678
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,507	4,247
Deferred income tax expense	—	8,414
Unrealized gain on heating oil crack spread hedge	—	(22,118)
Amortization of debt issuance costs	726	1,132
Amortization of original issuance discount	393	—
Write-off of unamortized debt issuance costs	6,659	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(12,388)	5,394
Inventories	4,221	(13,097)
Prepaid expenses and other current assets	(663)	5,784
Other assets	2	5,344
Accounts payable	19,180	22,882
Accrued liabilities	4,532	(4,404)
Other non-current liabilities	3,996	7,387

Net cash provided by (used in) operating activities	(1,447)	47,643

Cash flows from investing activities:
Capital expenditures	(1,863)	(761)
Capital expenditures for turnarounds and catalysts	(1,921)	(562)
Earnout payment related to refinery acquisition	(2,188)	—

Net cash used in investing activities	(5,972)	(1,323)

Cash flows from financing activities:
Deferred debt issuance costs	(455)	(888)
Revolving credit facilities, net	(83,287)	(40,795)
Additions to short-term debt	65,000	—
Payments on long-term debt	—	(4,600)

Net cash used in financing activities	(18,742)	(46,283)

Net increase (decrease) in cash and cash equivalents	(26,161)	37
Cash and cash equivalents, beginning of period	26,161	—

Cash and cash equivalents, end of period	$—	$37

Supplemental cash flow information:
Cash paid for interest	$2,621	$16,957

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(1) Basis of Presentation and Certain Significant Accounting Policies
     (a) Basis of Presentation
     The financial statements include the accounts of Alon Refining Krotz Springs, Inc. (the “Company”). These financial statements of the Company are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2010.
     The balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     (b) Revenue Recognition
     Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery when the refined product is loaded into common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).
     In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net, in cost of sales in the statements of operations.
     (c) New Accounting Standards
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Event (Topic 855) which amends FASB Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU 2010-09 is effective immediately. ASU 2010-09 only affects disclosure requirements and will not have any effect on the Company’s financial statements.
     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value which amends FASB ASC Topic 820, Fair Value Measurements and Disclosure, to require entities to make new disclosure about recurring and non-recurring fair-value measurements. The update requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value adjustments. The update provides additional guidance on other fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 only affects disclosure requirements and will not have any effect on the Company’s financial statements.
(2) Operating Results and Liquidity
     Due to the refinery operating margin environment, the Company accelerated the turnaround that was originally scheduled for the first quarter of 2010 to November 2009. Also, the Company extended the refinery downtime beyond the turnaround due to further distressed refinery operating margins. As a result, the refinery had no throughput for the three months ended March 31, 2010. The refinery is expected to be back in operation in the second half of May 2010.
     On March 15, 2010, the Company terminated its revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6,659 was recorded as interest expense in the three months ended March 31, 2010.
     On March 15, 2010, the Company entered into a new $65,000 bridge credit facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010. The Company borrowed $65,000 and used approximately $51,000 to repay the outstanding amounts under the revolving credit facility that was terminated.
     In April 2010, the Company signed a multi-year agreement with a major financial institution that will allow the Company to retire the obligations under the bridge credit facility and support the operation of the refinery at 75,000 barrels per day.
     Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company’s management believes its current plans will result in continued operation of the refinery and realization of net asset values related to its operations.
(3) Fair Value and Derivative Instruments
     (a) Fair Value of Financial Instruments
     The carrying amounts of the Company’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of short-

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
term and long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at March 31, 2010 and December 31, 2009, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Commodity contracts (heating oil swaps)	$—	$164	$—	$164
Commodity contracts (distillate forwards)	—	129	—	129
Commodity contracts (crude swaps)	—	9,983	—	9,983

As of December 31, 2009
Assets:
Commodity contracts (heating oil swaps)	$—	$89	$—	$89
Liabilities:
Commodity contracts (crude swaps)	—	9,983	—	9,983
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
     At March 31, 2010, the Company held forward contracts for sales of 40,000 barrels of diesel at an average price of $88.78 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $129 has been included in cost of sales in the statements of operations for the three months ended March 31, 2010.
     At March 31, 2010, the Company held futures contracts for sales of 328,800 barrels of heating oil crack spread swaps at an average of $11.38 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $164 has been included in cost of sales in the statements of operations for the three months ended March 31, 2010.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     At March 31, 2010, the Company held futures contracts for purchases and sales of 278,322 barrels of crude oil at an average price of $77.99 per barrel. Accordingly, the contracts are recorded at their fair market values.
     At March 31, 2009, the Company held forward contracts for sales of 225,000 barrels of refined products at an average price of $56.40 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $71 has been included in cost of sales in the statements of operations for the three months ended March 31, 2009.
     At March 31, 2009, the Company held futures contracts for sales of 15,000 barrels of refined products at an average price of $58.23 per barrel. Accordingly, the contracts were recorded at their fair market values and an unrealized gain of $12 has been included in cost of sales in the statements of operations for the three months ended March 31, 2009.
     At March 31, 2009, the Company held futures contracts for 10,323,875 barrels of heating oil crack spread swaps at an average of $21.47 per barrel. These futures contracts were designated as hedges at inception, but were subsequently marked to market when the contracts no longer qualified for cash flow hedge accounting in the fourth quarter of 2008. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $22,118 has been included in cost of sales in the statements of operations for the three months ended March 31, 2009. During April 2009, the Company liquidated all of the heating oil swaps contracts for $139,296 and in addition, approximately $10,000 was collected under normal monthly settlement of the hedge position related to the month of March 2009.
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
     At the time the Company discontinued hedge accounting for the commodity derivatives contracts, the balance in accumulated comprehensive income was $1,831. An after-tax loss of $598 and an after-tax gain of $1,361 have been reclassified from accumulated other comprehensive income to earnings for the three months ended March 31, 2010 and 2009, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the seven month period beginning April 1, 2010 or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     The table below summarizes our derivative balances by counterparty credit quality (negative amounts represent our net obligations to pay the counterparty).

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	March 31,	December 31,
Counterparty Credit Quality (1)	2010	2009
AAA	$—	$—
AA	(129)	—
A	(10,147)	(9,894)
Lower than A	—	—

Total	$(10,276)	$(9,894)

(1)	As determined by nationally recognized statistical ratings organizations.
     The following table presents the effect of derivative instruments on the statements of financial position.

	As of March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$(164)	Accrued liabilities	$6,125
Commodity contracts (futures, forwards and SPR swaps)			Other non-current liabilities	3,987

Total derivatives not designated as hedging instruments		$(164)		$10,112

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$89	Accrued liabilities	$9,983

Total derivatives not designated as hedging instruments		$89		$9,983

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
	Gain (Loss)	Gain (Loss) Reclassified from		Income (Ineffective Portion
Cash Flow Hedging	Recognized in	Accumulated OCI into Income		and Amount Excluded from
Relationships	OCI	(Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(598)		$—

Total derivatives	$—		$(598)		$—

For the Three months Ended March 31, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$3,236		$—

Total derivatives	$—		$3,236		$—

	Gain (Loss) Recognized in Income
	Location	Amount
Derivatives not designated as hedging instruments:
For the Three Months Ended March 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$(129)
Commodity contracts (heating oil swaps)	Cost of sales	(106)

Total derivatives		$(235)

For the Three months Ended March 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	$2,103
Commodity contracts (heating oil swaps)	Cost of sales	40,712
Commodity contracts (SPR swaps)	Cost of sales	(900)

Total derivatives		$41,915

(4) Inventories
     The Company’s inventories are stated at the lower of cost or market and are comprised primarily of crude oil, refined products and blendstocks. Cost is determined under the LIFO method for crude oil, refined products and blendstocks. Materials and supplies are stated at average cost.
     Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $20,467 and $20,499 at March 31, 2010 and December 31, 2009, respectively.
     The Company’s inventories include $23,012 and $22,558 of crude oil inventory consigned to others at March 31, 2010 and December 31, 2009, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(5) Property, Plant and Equipment, net
     Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Refining facilities	$391,304	$389,441
Less accumulated depreciation	(31,989)	(27,176)

Property, plant and equipment, net	$359,315	$362,265

     The useful lives of refining facilities used to determine depreciation expense were 3 – 20 years with an average life of 18 years.
(6) Additional Financial Information
     The tables that follow provide additional financial information related to the financial statements.
     (a) Other assets

	March 31,	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost, net	$12,794	$11,540
Deferred debt issuance costs	10,186	17,118
Intangible assets	2,145	2,171

Total other assets	$25,125	$30,829

     Unamortized debt issuance costs of $6,659 related to the prepayment of the Company’s revolving credit facility were written off in the three months ended March 31, 2010.
     (b) Accrued Liabilities and Other Non-Current Liabilities

	March 31,	December 31,
	2010	2009
Accrued Liabilities:
Commodity swaps	$6,125	$9,983
Valero earnout liability	8,750	8,750
Accrued interest	15,464	8,137
Other	4,895	4,429

Total accrued liabilities	$35,234	$31,299

Other Non-Current Liabilities:
Environmental accrual	$405	$412
Asset retirement obligations	915	899
Valero earnout liability	4,374	6,562
Commodity swaps	3,987	—

Total other non-current liabilities	$9,681	$7,873

     (c) Comprehensive Income
     The following table displays the computation of total comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$(33,612)	$26,678
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	598	(1,361)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

	Three Months Ended
	March 31,
	2010	2009
Total other comprehensive income (loss), net of tax	598	(1,361)

Comprehensive income (loss)	$(33,014)	$25,317

     The following table displays the components of accumulated other comprehensive loss, net of tax.

	March 31,	December 31,
	2010	2009
Unrealized losses on cash flow hedges, net of tax	$(6,642)	$(7,240)

Accumulated other comprehensive loss, net of tax	$(6,642)	$(7,240)

(7) Long-Term and Short-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
Revolving credit facility	$—	$83,287
Senior secured notes, net of discount	206,086	205,693

Total long-term debt	$206,086	$288,980

     (a) Alon Refining Krotz Springs, Inc. Credit Facilities
     Senior Secured Notes. In October 2009, the Company issued $216,500 in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15.
     The Company received gross proceeds of $205,365 from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, the Company prepaid in full all outstanding obligations under the Company’s term loan. The remaining proceeds from the offering were used for general corporate purposes.
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on the Company’s property, plant and equipment and a second priority lien on the Company’s cash, accounts receivable and inventory.
     The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
     On February 17, 2010, the Company exchanged $216,480 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
     At March 31, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206,086 and $205,693, respectively. The Company is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Bridge Facility. On March 15, 2010, the Company entered into a $65,000 bridge credit facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010 (the “Bridge Facility”). The Company borrowed $65,000 and used approximately $51,000 to repay the outstanding amounts under the revolving credit facility described below.
     Borrowings under the Bridge Facility bear interest at LIBOR plus 3.00% and $65,000 was outstanding under the Bridge Facility at March 31, 2010.
     The Bridge Facility is secured by a first lien on cash, accounts receivable, and inventory owned by the Company with a second lien on the Company’s remaining assets.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
     The Bridge Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     In April 2010, the Company signed a multi-year agreement with a major financial institution that will allow the Company to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 barrels per day.
     Revolving Credit Facility. On March 15, 2010, the Company terminated its revolving credit facility and repaid all outstanding amounts thereunder. The revolving credit facility had a maturity date of July 3, 2013, and bore interest at a rate of 4.0% over the Eurodollar rate. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6,659 was recorded as interest expense in the three months ended March 31, 2010.
     Borrowings of $83,287 and outstanding letters of credit of $2,765 were outstanding under the revolving credit facility at December 31, 2009.
(8) Related-Party Transactions
     A portion of the purchase price for the acquisition of the Company’s refinery from Valero was provided through an $80,000 equity investment in Alon Refining Louisiana, Inc. (“ARL”) by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21,656 equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66,000 of standby letters of credit, without recourse to the Company, to support increased borrowing capacity under the Company’s revolving credit facility.
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
     The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company’s business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three months ended March 31, 2010 and 2009, the Company recorded selling, general and administrative expenses of $1,810 and $1,649, respectively, with respect to allocations from Alon USA for such services.
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(9) Commitments and Contingencies
     (a) Commitments
     In the normal course of business, the Company has long-term commitments to purchase utilities such as natural gas, electricity and water for use by the refinery. The Company is also party to various refined product and crude oil supply and exchange agreements. These agreements are short-term in nature or provide terms for cancellation.
     Offtake Agreement with Valero
     In connection with the acquisition of the Company’s refinery, the Company and Valero Energy Corporation (“Valero”) entered into an offtake agreement for five years that provides for Valero to purchase, at market prices, light cycle oil and straight run diesel.
     Earnout Settlement with Valero
     In connection with the Company’s refinery acquisition, in July 2008 the Company and Valero entered into an earnout agreement which was amended in August 2009. The Company has paid Valero approximately $19,688 in 2009 and $2,188 in the first quarter of 2010. Additionally, the Company has agreed to pay Valero an additional sum of $13,124 in six installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. This $35,000 was reflected as an addition to property, plant and equipment in 2009. Of the $13,124 that remains to be paid, $8,750 is included in accrued liabilities and $4,374 is included in other non-current liabilities on the balance sheet at March 31, 2010.
     (b) Environmental
     The Company is subject to federal, state, and local environmental laws and regulations. These rules regulate the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These possible obligations relate to sites owned by the Company and associated with past or present operations. The Company is currently participating in environmental investigations, assessments and cleanups under these regulations at its refinery. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs will depend on factors such as the unknown nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of the Company’s liability in proportion to other responsible parties.
     Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next five years. The level of future expenditures for environmental remediation obligations beyond the next five years cannot be determined with any degree of reliability.
     The Company has accrued a non-current liability for environmental remediation obligations of $405 and $412 at March 31, 2010 and at December 31, 2009, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)
(10) Subsequent Event
     In April 2010, the Company signed a multi-year agreement with a major financial institution that will allow the Company to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 barrels per day.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In this document, the words “the Company,” “we” and “our” refer to Alon Refining Krotz Springs, Inc.
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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet crude Oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
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
     Our refinery’s Residual Fluid Catalytic Cracking Unit (“FCC”) allows us to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional FCC technologies. Our refinery’s liquid product yield is approximately 101.5%, meaning that for each 100 barrels of crude oil and feedstocks input into our refinery, we typically produce 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and LPG, and the remaining 2.5% is primarily heavy oils.
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
Refinery History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of an FCC in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero acquired our refinery in 1997, upgraded the FCC to a 34,100 bpd Residual FCC in 2002 and installed a 18,000 bpd gasoline desulfurization unit (“GDU”) in 2006.
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments due from us based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $21.9 million through March 31, 2010 and have agreed to pay Valero an additional sum of $13.1 million in six installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.

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
Throughput
     Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. Our refinery was shutdown during November of 2009 for a scheduled turnaround and remained down the entire first quarter as the work was completed with an anticipated restart in the second quarter of 2010.
Revolving Credit Facility and Bridge Credit Facility
     On March 15, 2010, we terminated our revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6.7 million was recorded as interest expense in the three months ended March 31, 2010.
     On March 15, 2010, we entered into a new $65.0 million bridge credit facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the revolving credit facility that was terminated.
Senior Secured Notes
     In October 2009, we issued $216.5 million in aggregate principal amount of 13.50% senior secured notes in a private offering. We received gross proceeds of $205.4 million from the sale of the senior secured notes (before fees and expenses related to the offering). In connection with the closing, we prepaid in full the outstanding principal balance of our term loan of $163.8 million.
2008 Hedging Agreement
     Contemporaneously with the acquisition of our refinery, we entered into a hedging agreement consisting of futures contracts for the forward purchase of crude oil and the forward sale of heating oil covering 14,849,750 barrels over a 27 month period (the “2008 Hedging Agreement”). The combined mark-to-market gain and unrealized gain was $40.7 million for the three months ended March 31, 2009 on these hedges and was recorded as a reduction to cost of sales. In April 2009, the 2008 Hedging Agreement was terminated at a value of $139.3 million for which we received proceeds of $133.6 million and recorded a charge to interest expense of $5.7 million in the three months ended March 31, 2009.

Results of Operations

	For the Three Months Ended
	March 31,
	2010	2009
Statement of Operations Data:
Net sales	$9,320	$245,065
Cost of sales	8,377	163,911
Direct operating expenses	10,536	22,344
Selling, general and administrative expenses	1,810	1,649
Depreciation and amortization expenses	5,507	4,247

Operating income (loss)	(16,910)	52,914
Other income, net	14	2
Interest expense	(16,716)	(17,824)

Income (loss) before income tax expense (benefit)	(33,612)	35,092
Income tax expense	—	8,414

Net income (loss)	$(33,612)	$26,678

Operating Data:
Refinery Throughput (bpd):
Light sweet crude	—	27,423
Heavy sweet crude	—	20,083
Blendstocks	—	6,206

Total refinery throughput (1)	—	53,712

Refinery Production (bpd):
Gasoline	—	24,449
Diesel/Jet	—	24,468
Heavy oils	—	887
Others	—	4,885

Total refinery production (2)	—	54,689

Key Operating Statistics:
Refinery utilization (3)	N/A	57.2%
Per barrel of throughput:
Refinery operating margin (4)	N/A	$13.19
Refinery direct operating expense (5)	N/A	4.63
Capital expenditures	1,863	761
Capital expenditures for turnaround and catalyst	1,921	562
Pricing Statistics:
WTI crude oil (per barrel)	$78.75	$43.10
2/1/1 Gulf Coast high sulfur diesel crack spread (per barrel)	6.25	9.48
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.040	$1.218
Gulf Coast high sulfur diesel	2.008	1.285
Natural gas (per mmbtu)	$4.99	$4.47

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for the first quarter of 2010 was zero as a result of the completion of the turnaround and capital projects work and also extended downtime beyond the turnaround due to distressed refinery operating margins. Refinery throughput and production for 2009 reflects the effects of our optimization of throughput to respond to declining margins and to reduce borrowings under our Revolving Credit Facility prior to amendments to our credit facilities in April 2009.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedging gains and losses) attributable to our refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized gains of $18.0 million for our refinery for the three months ended March 31, 2009.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses, exclusive of depreciation and amortization, by the total throughput volumes.
Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Net Sales. Net sales for the three months ended March 31, 2010 decreased by $235.8 million, or 96.2%, to $9.3 million from $245.1 million for the three months ended March 31, 2009. The decrease in net sales was due to the refinery shutdown for the three months ended March 31, 2010.
     Cost of Sales. Cost of sales for the three months ended March 31, 2010 decreased by $155.5 million, or 94.9%, to $8.4 million from $163.9 million for the three months ended March 31, 2009. The decrease in cost of sales was due to the refinery shutdown for the three months ended March 31, 2010.
     Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2010 decreased to $10.5 million from $22.3 million for the three months ended March 31, 2009, a decrease of approximately $11.8 million, or 52.9%. This decrease was attributable to the refinery shutdown for the three months ended March 31, 2010.
     Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2010 increased to $1.8 million from $1.6 million for the three months ended March 31, 2009, an increase of approximately $0.2 million, or 12.5%. This increase was primarily due to costs allocated to our refinery from Alon USA’s consolidated operations.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2010 increased to $5.5 million from $4.2 million for the three months ended March 31, 2009, an increase of approximately $1.3 million, or 31.0%. This increase was primarily attributable to amortization of turnaround and chemical catalyst costs and to the increase to property, plant and equipment in the second half of 2009 related to the amended earnout agreement with Valero.
     Operating income (loss). Operating income (loss) for the three months ended March 31, 2010 decreased to ($16.9) million from $52.9 million for the three months ended March 31, 2009, a decrease of $69.8 million. This decrease was attributable to the refinery shutdown for the three months ended March 31, 2010.
     Interest expense. Interest expense for the three months ended March 31, 2010 was $16.7 million compared to $17.8 million for the three months ended March 31, 2009. The decrease was primarily due to reduced borrowing and letter of credit fees partially offset by the write-off of unamortized debt issuance costs of $6.7 million in the first quarter of 2010 and interest expense related to the liquidation of the 2008 Hedging Agreement of $5.7 million in the first quarter of 2009.
     Income tax expense. Income tax expense for the three months ended March 31, 2010 was $0.0 million compared to income tax expense of $8.4 million for the three months ended March 31, 2009. The decrease resulted from no income tax benefit recognized on our pre-tax loss in 2010 compared to expense recognized on our pre-tax income in 2009. Our effective tax rate was 0.0% in the first quarter 2010, compared to an effective tax rate of 24.0% in the first quarter 2009.

     Net income (loss). Net income (loss) decreased to ($33.6) million in 2010 from $26.7 million in 2009. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand and cash generated from operating activities. Although our parent company and its parent have previously made certain contributions to our capital, neither has any obligation to make any such contributions in the future.
     On March 15, 2010, we entered into a new $65.0 million bridge credit facility with Bank Hapoalim B.M. that is scheduled to terminate on June 15, 2010. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under our revolving credit facility that was simultaneously terminated. Borrowings under the new credit facility bear interest at LIBOR plus 3.00%.
     In April 2010, we signed a multi-year agreement with a major financial institution that will allow us to retire the obligations under the bridge facility and support the operation of the refinery at 75,000 bpd.
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
Cash Flows
     The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(1,447)	$47,643
Investing activities	(5,972)	(1,323)
Financing activities	(18,742)	(46,283)

Net increase (decrease) in cash and cash equivalents	$(26,161)	$37

Cash Flows Provided By (Used In) Operating Activities
     Net cash used in operating activities was ($1.4) million for the three months ended March 31, 2010 compared to cash provided by operating activities of $47.6 million for the three months ended March 31, 2009. The decrease in cash provided by operating activities reflects the refinery shutdown in the first quarter of 2010.
Cash Flows Used In Investing Activities
     Net cash used in investing activities has been used for capital expenditures, including expenditures for turnarounds and catalysts. Capital expenditures were $3.8 million and $1.3 million in the first quarter of 2010 and

2009, respectively. Additionally, a payment of $2.2 million was made under the amended earnout agreement with Valero in the first quarter of 2010.
Cash Flows Provided By (Used In) Financing Activities
     Net cash used in financing activities was ($18.7) million for the three months ended March 31, 2010 compared to net cash used in financing activities of ($46.3) million for the three months ended March 31, 2009. Cash used during the first quarter of 2010 reflects the repayment of the revolving credit facility partially offset by additions to short-term debt. Cash used during the first quarter of 2009 reflects repayments of our term loan and revolving credit facility.
Summary of Indebtedness
     Senior Secured Notes. In October 2009, we issued $216.5 million in aggregate principal amount of 13.50% senior secured notes (the “Senior Secured Notes”) in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%. The Senior Secured Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15.
     We received gross proceeds of $205.4 million from the sale of the Senior Secured Notes (before fees and expenses related to the offering). In connection with the closing, we prepaid in full all outstanding obligations under our term loan. The remaining proceeds from the offering were used for general corporate purposes.
     The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on our property, plant and equipment and a second priority lien on our cash, accounts receivable and inventory.
     The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
     On February 17, 2010, we exchanged approximately $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
     At March 31, 2010 and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206.1 million and $205.7 million, respectively. We are utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Bridge Facility. On March 15, 2010, we entered into a $65.0 million bridge credit facility with Bank Hapoalim B.M. with a maturity date of June 15, 2010, (the “Bridge Facility”). We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the revolving credit facility described below.
     Borrowings under the Bridge Facility bear interest at LIBOR plus 3.00% and $65.0 million was outstanding under the Bridge Facility at March 31, 2010.
     The Bridge Facility is secured by a first lien on cash, accounts receivable, and inventory owned by us and with a second lien on our remaining assets.
     The Bridge Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     In April 2010, we signed a multi-year agreement with a major financial institution that will allow us to retire the obligations under the Bridge Facility and support the operation of the refinery at 75,000 bpd.
     Revolving Credit Facility. On March 15, 2010, we terminated our revolving credit facility and repaid all outstanding amounts thereunder. The revolving credit facility had a maturity date of July 3, 2013, and bore interest at a rate of 4.0% over the Eurodollar rate. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6.7 million was recorded as interest expense in the three months ended March 31, 2010.
     Borrowings of $83.3 million and outstanding letters of credit of $2.8 million were outstanding under the revolving credit facility at December 31, 2009.
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure projections, including expenditures for fixed-bed catalyst and turnarounds, for 2010 is approximately $16.1 million, of which approximately $2.8 million is related to fixed-bed catalyst and turnarounds and approximately $13.3 million is related to various improvement and sustaining projects. Approximately $1.9 million has been spent on various improvements and sustaining projects and $1.9 million has been spent on turnaround and chemical catalyst costs as of March 31, 2010 compared to $0.8 million for various improvements and sustaining projects and $0.6 million for turnaround and chemical catalyst costs for the same period in 2009.
Contractual Obligations
     There have been no material changes outside the ordinary course of business from our contractual obligations and commercial commitments detailed in our Annual Report of Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Earnout Settlement with Valero
     In connection with our refinery acquisition, in July 2008 we and Valero entered into an earnout agreement which was amended in August 2009. We have paid Valero approximately $19.7 million in 2009 and $2.2 million in the first quarter of 2010. Additionally, we agreed to pay Valero an additional sum of $13.1 million in six installments of approximately $2.2 million per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35.0 million.
Critical Accounting Policies
     We prepare our financial statements in conformity with GAAP. In order to apply these principles, we must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events, some of which we may have little or no control over. Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain critical accounting policies that materially affect the amounts recorded in our financial statements are the use of the LIFO method for valuing certain inventories and the deferral and subsequent amortization of costs associated with major turnarounds and chemical catalysts replacements. No significant changes to the accounting policies have occurred subsequent to December 31, 2009.

New Accounting Standards
     New accounting standards are disclosed in Note 1(c) Basis of Presentation and Certain Significant Accounting Policies—New Accounting Standards included in the financial statements included in Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of March 31, 2010, we held approximately 0.5 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $48.02 per barrel. Market value exceeded carrying value of LIFO costs by $20.5 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.5 million.
     In accordance with the fair value provisions of ASC 825-10, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.
     The following table provides information about our derivative commodity instruments as of March 31, 2010:

		Wtd Avg	Wtd Avg
Description	Contract	Purchase	Sales	Contract	Market	Gain
of Activity	Volume	Price/BBL	Price/BBL	Value	Value	(Loss)
				(in thousands)
Forwards-short (Diesel)	(40,000)	$—	$88.78	$(3,551)	$(3,680)	$(129)

		Wtd Avg	Wtd Avg
Description	Contract	Contract	Market	Contract	Market	Gain
of Activity	Volume	Spread	Spread	Value	Value	(Loss)
				(in thousands)
Futures-crack spread (Heating Oil)	328,800	$11.38	$10.87	$3,740	$3,576	$(164)
Futures-long (SPR swaps)	278,322	95.92	84.18	26,696	23,429	(3,267)
Futures-short (SPR swaps)	(278,322)	60.05	84.18	(16,713)	(23,429)	(6,716)

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
(1)	Evaluation of Disclosure Controls and Procedures
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
(2)	Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 7, 2010, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: May 10, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 7, 2010, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.