Form 10-Q
period 2010-06-30
Alon Refining Krotz Springs, Inc.
filed 2010-08-09
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                       TO
Commission file number: 333-163942

ALON REFINING KROTZ SPRINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-2849682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant’s common stock. As of July 31, 2010, 36,219 shares of the registrant’s Class A Common stock, par value $0.01, and 405 shares of the registrant’s Class B Common stock, par value $0.01, were outstanding.
     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,161
Accounts receivable	8,599	8,344
Inventories	46,572	54,623
Prepaid expenses	900	615

Total current assets	56,071	89,743

Property, plant, and equipment, net	355,924	362,265
Other assets	33,098	30,829

Total assets	$445,093	$482,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$169,903	$92,682
Accrued liabilities	23,131	31,299
Short-term debt	30,000	—

Total current liabilities	223,034	123,981

Other non-current liabilities	8,328	7,873
Long-term debt	206,505	288,980

Total liabilities	437,867	420,834

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 36,219 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 405 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	137,656	126,656
Accumulated other comprehensive loss, net of income tax	(3,710)	(7,240)
Retained deficit	(126,720)	(57,413)

Total stockholders’ equity	7,226	62,003

Total liabilities and equity	$445,093	$482,837

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$168,638	$354,698	$177,958	$599,763
Operating costs and expenses:
Cost of sales	171,892	324,971	180,269	488,882
Direct operating expenses	15,372	21,525	25,908	43,869
Selling, general and administrative expenses	1,727	2,007	3,537	3,656
Depreciation and amortization	5,102	4,911	10,609	9,158

Total operating costs and expenses	194,093	353,414	220,323	545,565

Operating income (loss)	(25,455)	1,284	(42,365)	54,198
Interest expense	(10,240)	(10,491)	(26,956)	(28,315)
Other income, net	—	2	14	4

Income (loss) before income tax expense (benefit)	(35,695)	(9,205)	(69,307)	25,887
Income tax expense (benefit)	—	(1,884)	—	6,530

Net income (loss)	$(35,695)	$(7,321)	$(69,307)	$19,357

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(69,307)	$19,357
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,609	9,158
Deferred income tax expense	—	7,065
Amortization of debt issuance costs	1,436	2,510
Amortization of original issuance discount	812	—
Write-off of unamortized debt issuance costs	6,659	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(255)	9,158
Inventories	16,927	(18,375)
Heating oil crack spread hedge	—	116,701
Prepaid expenses and other current assets	(285)	20,626
Other assets	(2,662)	10
Accounts payable	56,207	97,013
Accrued liabilities	(4,638)	(20,760)
Other non-current liabilities	4,830	18

Net cash provided by operating activities	20,333	242,481

Cash flows from investing activities:
Capital expenditures	(3,329)	(3,087)
Capital expenditures for turnarounds and catalysts	(2,194)	(1,682)
Earnout payment related to refinery acquisition	(4,375)	—

Net cash used in investing activities	(9,898)	(4,769)

Cash flows from financing activities:
Deferred debt issuance costs	(642)	(3,978)
Cash received from inventory supply agreement	6,333	—
Revolving credit facilities, net	(83,287)	(147,105)
Additions to short-term debt	65,000	—
Payments on short-term debt	(35,000)	—
Payments on long-term debt	—	(88,180)
Proceeds from parent equity investment	11,000	25,000

Net cash used in financing activities	(36,596)	(214,263)

Net increase (decrease) in cash and cash equivalents	(26,161)	23,449
Cash and cash equivalents, beginning of period	26,161	—

Cash and cash equivalents, end of period	$—	$23,449

Supplemental cash flow information:
Cash paid for interest	$17,376	$27,258

Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$(50,000)

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
(2) Operating Results and Liquidity
     Due to the refinery operating margin environment, the Company accelerated the turnaround that was originally scheduled for the first quarter of 2010 to November 2009. Also, the Company extended the refinery downtime

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
beyond the turnaround due to further distressed refinery operating margins. As a result, the refinery had no throughput for 2010 until its restart in June 2010.
     On March 15, 2010, the Company terminated its revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6,659 was recorded as interest expense in the first quarter of 2010.
     On March 15, 2010, the Company entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. that, as currently amended and restated, matures on August 16, 2010. The Company has agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. The Company originally borrowed $65,000 and has repaid $35,000 as of June 30, 2010.
     Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company’s management believes its current plans will result in continued operation of the refinery and realization of net asset values related to its operations.
(3) Supply and Offtake Agreement
     Supply and Offtake Agreement with J. Aron & Company
     On April 21, 2010, the Company entered into a Supply and Offtake Agreement, which was amended on May 26, 2010, (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”), the proceeds of which allowed the Company to retire part of its obligations under the Term Facility, as defined below, and support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to the Company, and the Company agreed to buy from J. Aron, at market price, crude oil for processing at the Krotz Springs refinery owned and operated by the Company and (ii) the Company agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the Krotz Springs refinery.
     In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements that provided for the sale, at market price, of the Company’s crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the Krotz Springs refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires on May 31, 2012 and automatically renews for up to two additional 12-month terms unless either party provides notice of termination at least six months prior to the end of the then-current term. Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the Krotz Springs refinery.
     The Supply and Offtake Agreement includes customary events of default and restrictions on the activities of the Company.
     Standby LC Facility
     On May 28, 2010, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for letters of credit to be issued to J. Aron in an aggregate amount of up to $200,000 and at this time there is no further availability under the Standby LC Facility. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company.
     The Standby LC Facility includes customary events of default and restrictions on the activities of the Company. The Standby LC Facility contains no maintenance financial covenants.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
(4) Fair Value and Derivative Instruments
     (a) Fair Value of Financial Instruments
     The carrying amounts of the Company’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of short-term and long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at June 30, 2010 and December 31, 2009, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2010
Assets:
Commodity contracts (distillate forwards)	$881	$—	$—	$881
Liabilities:
Commodity swaps	—	404	—	404
Commodity calls	—	6,706	—	6,706

As of December 31, 2009
Assets:
Commodity contracts (heating oil swaps)	$—	$89	$—	$89
Liabilities:
Commodity contracts (crude swaps)	—	9,983	—	9,983
     (b) Derivative Financial Instruments
     Commodity Derivatives – Mark to Market
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
     At June 30, 2010, the Company held forward contracts for net sales of 250,035 barrels of diesel at an average

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
price of $85.44 per barrel. The contracts are recorded at their fair market values and an unrealized gain of $881 has been included in cost of sales in the statements of operations for the three months ended June 30, 2010.
     At June 30, 2010, the Company held futures contracts for sales of 292,400 barrels of heating oil crack spread swaps at an average of $11.84 per barrel. The contracts are recorded at their fair market values and an unrealized loss of $404 has been included in cost of sales in the statements of operations for the three months ended June 30, 2010.
     At June 30, 2010, the Company had written call contracts outstanding for the net purchase of 3,514,500 barrels of crude and sale of 3,514,500 barrels of heating oil at an average strike price of $11.35 for a period of 21 months commencing October 2010. The fair value of the obligation in excess of the premium received resulted in a loss of $60 included in cost of sales in the statements of operations for the three months ended June 30, 2010.
     At June 30, 2009, the Company held net forward contracts for sales of 225,000 barrels of refined products at an average price of $75.56 per barrel. The contracts are recorded at their fair market values and an unrealized loss of $260 has been included in cost of sales in the statements of operations for the three months ended June 30, 2009.
     At June 30, 2009, the Company held net futures contracts for sales of 72,000 barrels of refined products at an average price of $79.41 per barrel. The contracts were recorded at their fair market values and an unrealized gain of $28 has been included in cost of sales in the statements of operations for the three months ended June 30, 2009.
     At June 30, 2009, the Company held futures contracts for 434,000 barrels of crude swaps at an average of $74.80 per barrel. The contracts are recorded at fair market values and an unrealized loss of $15,157 has been included in cost of sales in the statement of operations for the three months ended June 30, 2009.
     Commodity Derivatives – Cash Flow Hedges
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
     Losses of $2,932 and $3,530 for the three and six months ended June 30, 2010, and gains of $3,068 and $4,014 for the three and six months ended June 30, 2009, have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will occur either over the four month period beginning

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
July 1, 2010, or earlier if it is determined that the forecasted transactions are not likely to occur. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
     The following table presents the effect of derivative instruments on the statements of financial position.

	As of June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards, calls and swaps)	Accounts receivable	$—	Accrued liabilities	$(1,417)
Commodity contracts (futures, forwards, calls and swaps)		—	Other non-current liabilities	(4,812)

Total derivatives not designated as hedging instruments		$—		$(6,229)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and SPR swaps)	Accounts receivable	$89	Accrued liabilities	$(9,983)

Total derivatives not designated as hedging instruments.		$89		$(9,983)

     The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
		Accumulated OCI into Income		Excluded from
Cash Flow Hedging	Gain (Loss)	(Effective Portion)		Effectiveness Testing)
Relationships	Recognized in OCI	Location	Amount	Location	Amount
For the Three Months Ended June 30, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(2,932)	$—

Total derivatives	$—		$(2,932)	$—

For the Six months Ended June 30, 2010
Commodity swaps (heating oil swaps)	$—	Cost of sales	$(3,530)	$—

Total derivatives	$—		$(3,530)	$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
		Accumulated OCI into Income		Excluded from
Cash Flow Hedging	Gain (Loss)	(Effective Portion)		Effectiveness Testing)
Relationships	Recognized in OCI	Location	Amount	Location	Amount
For the Three Months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$778	$—

Total derivatives	$—		$778	$—

For the Six months Ended June 30, 2009
Commodity swaps (heating oil swaps)	$—	Cost of sales	$4,014	$—

Total derivatives	$—		$4,014	$—

	Gain (Loss) Recognized in Income
	Location	Amount
Derivatives not designated as hedging instruments:
For the Three Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$687
Commodity contracts (heating oil swaps)	Cost of sales	(209)
Commodity contracts (call options)	Cost of sales	(60)

Total derivatives		$418

For the Six months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$557
Commodity contracts (heating oil swaps)	Cost of sales	(315)
Commodity contracts (heating oil calls)	Cost of sales	(60)

Total derivatives		$182

	Gain (Loss) Recognized in Income
	Location	Amount
Derivatives not designated as hedging instruments:
For the Three Months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(6,828)
Commodity contracts (heating oil swaps)	Cost of sales	470
Commodity contracts (crude swaps)	Cost of sales	1,073

Total derivatives		$(5,285)

For the Six months Ended June 30, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(4,725)
Commodity contracts (heating oil swaps)	Cost of sales	41,182
Commodity contracts (crude swaps)	Cost of sales	174

Total derivatives		$36,631

(5) Inventories
     The Company’s inventories are stated at the lower of cost or market and are comprised primarily of crude oil, refined products and blendstocks. Cost is determined under the LIFO method for crude oil, refined products and blendstocks. Materials and supplies are stated at average cost.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $20,133 and $20,499 at June 30, 2010 and December 31, 2009, respectively.
     The Company’s inventories include $41,538 and $22,558 of inventory consigned to others at June 30, 2010 and December 31, 2009, respectively.
(6) Property, Plant and Equipment, net
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Refining facilities	$392,770	$389,441
Less accumulated depreciation	(36,846)	(27,176)

Property, plant and equipment, net	$355,924	$362,265

     The useful lives of refining facilities used to determine depreciation expense were 3 – 20 years with an average life of 18 years.
(7) Additional Financial Information
     The tables that follow provide additional financial information related to the financial statements.
     (a) Other assets

	June 30,	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost, net	$12,836	$11,540
Deferred debt issuance costs	9,665	17,118
Intangible assets	2,134	2,171
Security deposit	8,463	—

Total other assets	$33,098	$30,829

     Unamortized debt issuance costs of $6,659 related to the prepayment of the Company’s revolving credit facility were written off the first quarter of 2010.
     (b) Accrued Liabilities and Other Non-Current Liabilities

	June 30,	December 31,
	2010	2009
Accrued Liabilities:
Commodity swaps	$1,417	$9,983
Valero earnout liability	8,750	8,750
Accrued interest	9,158	8,137
Other	3,806	4,429

Total accrued liabilities	$23,131	$31,299

Other Non-Current Liabilities:
Environmental accrual	$399	$412
Asset retirement obligations	929	899
Valero earnout liability	2,188	6,562
Commodity swaps	4,812	—

Total other non-current liabilities	$8,328	$7,873

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (c) Comprehensive Income
     The following table displays the computation of total comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(35,695)	$(7,321)	$(69,307)	$19,357
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax	2,932	(443)	3,530	(1,804)

Total other comprehensive income (loss), net of tax	2,932	(443)	3,530	(1,804)

Comprehensive income (loss)	$(32,763)	$(7,764)	$(65,777)	$17,553

     The following table displays the components of accumulated other comprehensive loss, net of tax.

	June 30,	December 31,
	2010	2009
Unrealized losses on cash flow hedges, net of tax	$(3,710)	$(7,240)

Accumulated other comprehensive loss, net of tax	$(3,710)	$(7,240)

(8) Indebtedness
     Debt consisted of the following:

	June 30,	December 31,
	2010	2009
Short-term debt	$30,000	$—

Revolving credit facility	$—	$83,287
Senior secured notes, net of discount	206,505	205,693

Total long-term debt	$206,505	$288,980

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
     On February 17, 2010, the Company exchanged $216,480 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
Securities and Exchange Commission and are not subject to transfer restrictions.
     At June 30, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206,505 and $205,693, respectively. The Company is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. On March 15, 2010, the Company entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on August 16, 2010. The Company has agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. The Company originally borrowed $65,000 and has repaid $35,000 as of June 30, 2010.
     Borrowings under the Term Facility bear interest at LIBOR plus 3.00% and $30,000 was outstanding under the Term Facility at June 30, 2010.
     The Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory owned by the Company.
     The Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     Revolving Credit Facility. On March 15, 2010, the Company terminated its revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, the Company recorded a write-off of unamortized debt issuance costs of $6,659 as interest expense in the first quarter of 2010.
     Borrowings of $83,287 and outstanding letters of credit of $2,765 were outstanding under the revolving credit facility at December 31, 2009.
(9) Related-Party Transactions
     A portion of the purchase price for the acquisition of the Company’s refinery from Valero was provided through an $80,000 equity investment contributed to the Company by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21,656 equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66,000 of standby letters of credit, without recourse to the Company, to support increased borrowing capacity under the Company’s revolving credit facility.
     In connection with amendments to the Company’s credit facilities in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25,000 of equity in the Company, and arranged for the issuance of an additional $25,000 of standby letters of credit without recourse to the Company. In connection with the termination of the revolving credit facility, the Company returned to Alon Israel $65,000 of letters of credit. Also in connection with the termination of the revolving credit facility, $11,000 of the standby letters of credit support was converted into cash support. In the second quarter of 2010, this cash support was converted into an equity contribution of the Company. These contributions, together with the equity and letters of credit support resulted in $137,656 of equity and $15,000 of letters of credit support provided to the Company from Alon Israel and Alon USA and its affiliates at June 30, 2010.
     The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company’s business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. The Company records the amount of such allocations to

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
its financial statements as selling, general and administrative expenses. For the three and six months ended June 30, 2010 the Company recorded selling, general and administrative expenses of $1,727 and $3,537, respectively, with respect to allocations from Alon USA for such services.
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
(10) Commitments and Contingencies
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
     Earnout Settlement with Valero
     In connection with the Company’s refinery acquisition, in July 2008 the Company and Valero entered into an earnout agreement which was amended in August 2009. The Company has paid Valero approximately $19,688 in 2009 and $4,374 in the first six months of 2010. Additionally, the Company has agreed to pay Valero an additional sum of $10,937 in five installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. Of the $10,937 that remains to be paid, $8,750 is included in accrued liabilities and $2,188 is included in other non-current liabilities on the balance sheet at June 30, 2010.
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     The Company has accrued a non-current liability for environmental remediation obligations of $399 and $412 at June 30, 2010 and at December 31, 2009, respectively.

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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet crude Oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instrument;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
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
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments due from us based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $24.1 million through June 30, 2010 and have agreed to pay Valero an additional sum of $10.9 million in five installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.

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
Throughput
     Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. Our refinery was shutdown during November of 2009 for a scheduled turnaround and remained down as the work was completed and restarted in June of 2010.
Revolving Credit Facility and Term Credit Facility
     On March 15, 2010, we terminated our revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, a write-off of unamortized debt issuance costs of $6.7 million was recorded as interest expense in the first quarter of 2010.
     On March 15, 2010, we entered into a new $65.0 million term credit facility with Bank Hapoalim B.M. with a maturity date of August 16, 2010. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the revolving credit facility that was terminated.
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

2008 Hedging Agreement
     Contemporaneously with the acquisition of our refinery, we entered into a heating oil crack spread hedging agreement (the “2008 Hedging Agreement”) consisting of futures contracts for the forward purchase of crude oil and the forward sale of heating oil covering 14,849,750 barrels over a 27 month period. As of December 31, 2008, the mark-to-market value of the heating oil crack spread hedge was $116.7 million and was recorded as a reduction to cost of sales. In April 2009, the 2008 Hedging Agreement was terminated at a value of $139.3 million for which we received proceeds of $133.6 million and recorded a charge to interest expense of $5.7 million. In connection with the termination of the 2008 Hedging Agreement, we also received $50.0 million from the release of cash collateral previously pledged by us to support obligations under the 2008 Hedging Agreement.

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net sales	$168,638	$354,698	$177,958	$599,763
Cost of sales	171,892	324,971	180,269	488,882
Direct operating expenses	15,372	21,525	25,908	43,869
Selling, general and administrative expenses	1,727	2,007	3,537	3,656
Depreciation and amortization expenses	5,102	4,911	10,609	9,158

Operating income (loss)	(25,455)	1,284	(42,365)	54,198
Other income, net	—	2	14	4
Interest expense	(10,240)	(10,491)	(26,956)	(28,315)

Income (loss) before income tax expense (benefit)	(35,695)	(9,205)	(69,307)	25,887
Income tax expense (benefit)	—	(1,884)	—	6,530

Net income (loss)	$(35,695)	$(7,321)	$(69,307)	$19,357

Operating Data:
Refinery Throughput (bpd):
Light sweet crude	10,358	28,065	5,208	27,746
Heavy sweet crude	10,693	26,362	5,376	23,240
Blendstocks	909	4,031	457	5,113

Total refinery throughput (1)	21,960	58,458	11,041	56,099

Refinery Production (bpd):
Gasoline	8,427	27,962	4,237	26,215
Diesel/Jet	9,098	24,514	4,575	24,491
Heavy oils	2,809	1,358	1,412	1,124
Others	1,485	5,521	746	5,205

Total refinery production (2)	21,819	59,355	10,970	57,035

Key Operating Statistics:
Refinery utilization (3)	25.3%	65.5%	12.7%	61.4%
Per barrel of throughput:
Refinery operating margin (4)	$(1.95)	$5.85	$(1.48)	$8.91
Refinery direct operating expense (5)	7.69	4.04	12.96	4.32
Capital expenditures	1,466	2,326	3,329	3,087
Capital expenditures for turnaround and catalyst	273	1,120	2,194	1,682
Pricing Statistics:
WTI crude oil (per barrel)	$77.74	$59.54	$78.24	$51.36
2/1/1 Gulf Coast high sulfur diesel crack spread (per barrel)	8.92	6.63	7.59	8.04
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.053	$1.638	$2.046	$1.429
Gulf Coast high sulfur diesel	2.074	1.513	2.041	1.400
Natural gas (per mmbtu)	$4.35	$3.81	$4.66	$4.13

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for the three and six months ended June 30, 2010 reflect one month of operations as the Company commenced operations in June 2010 following completion of a major turnaround. Refinery throughput and production for

2009 reflects the effects of our optimization of throughput to respond to declining margins and to reduce borrowings under our Revolving Credit Facility prior to amendments to our credit facilities in April 2009.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedging gains and losses) attributable to our refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $2,373 and $20,399 for our refinery for the three and six months ended June 30, 2009, respectively. Additionally, realized gains related to the unwind of the 2008 Hedging Agreement of $133,581 were excluded from our refinery margin for the three and six months ended June 30, 2009.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses, exclusive of depreciation and amortization, by the total throughput volumes.
Three months ended June 30, 2010 compared to three months ended June 30, 2009
     Net Sales. Net sales for the three months ended June 30, 2010 decreased by $186.1 million, or 52.5%, to $168.6 million from $354.7 million for the three months ended June 30, 2009. The decrease in net sales was due to the refinery shutdown until its restart in June 2010.
     Cost of Sales. Cost of sales for the three months ended June 30, 2010 decreased by $153.1 million, or 47.1%, to $171.9 million from $325.0 million for the three months ended June 30, 2009. The decrease in cost of sales was due to the refinery shutdown until its restart in June 2010.
     Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2010 decreased to $15.4 million from $21.5 million for the three months ended June 30, 2009, a decrease of approximately $6.1 million, or 28.4%. This decrease was attributable to the refinery shutdown until its restart in June 2010.
     Selling, General and Administrative Expenses. SG&A expenses for the three months ended June 30, 2010 decreased to $1.7 million from $2.0 million for the three months ended June 30, 2009, a decrease of approximately $0.3 million, or 15.0%. This decrease was primarily due to lower payroll and related costs. These costs are allocated to us from Alon USA’s consolidated operations.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2010 increased to $5.1 million from $4.9 million for the three months ended June 30, 2009, an increase of approximately $0.2 million, or 4.1%. This increase was primarily attributable to amortization of turnaround and chemical catalyst costs and to the increase to property, plant and equipment in the second half of 2009 related to the amended earnout agreement with Valero.
     Operating income (loss). Operating income (loss) for the three months ended June 30, 2010 decreased to ($25.5) million from $1.3 million for the three months ended June 30, 2009, a decrease of $26.8 million. This decrease was attributable to the refinery shutdown until its restart in June 2010.
     Interest expense. Interest expense for the three months ended June 30, 2010 was $10.2 million compared to $10.5 million for the three months ended June 30, 2009. The decrease was primarily due to reduced borrowing and letter of credit fees.
     Income tax expense. Income tax expense for the three months ended June 30, 2010 was $0.0 million compared to income tax benefit of $1.9 million for the three months ended June 30, 2009. The decrease resulted from no income tax benefit recognized on our pre-tax loss in 2010 compared to an income tax benefit recognized on our pre-tax loss in 2009. Our effective tax rate was 0.0% in the second quarter of 2010, compared to an effective tax rate of 20.5% in the second quarter of 2009.

     Net income (loss). Net income (loss) decreased to ($35.7) million in 2010 from ($7.3) million in 2009. This decrease was attributable to the factors discussed above.
Six months ended June 30, 2010 compared to Six months ended June 30, 2009
     Net Sales. Net sales for the six months ended June 30, 2010 decreased by $421.8 million, or 70.3%, to $178.0 million from $599.8 million for the six months ended June 30, 2009. The decrease in net sales was due to the refinery shutdown until its restart in June 2010.
     Cost of Sales. Cost of sales for the six months ended June 30, 2010 decreased by $308.6 million, or 63.1%, to $180.3 million from $488.9 million for the six months ended June 30, 2009. The decrease in cost of sales was due to the refinery shutdown until its restart in June 2010.
     Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2010 decreased to $25.9 million from $43.9 million for the six months ended June 30, 2009, a decrease of approximately $18.0 million, or 41.0%. This decrease was attributable to the refinery shutdown until its restart in June 2010.
     Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2010 decreased to $3.5 million from $3.7 million for the six months ended June 30, 2009, a decrease of approximately $0.2 million, or 5.4%. This decrease was primarily due to lower payroll and related costs. These costs are allocated to us from Alon USA’s consolidated operations.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2010 increased to $10.6 million from $9.2 million for the six months ended June 30, 2009, an increase of approximately $1.4 million, or 15.2%. This increase was primarily attributable to amortization of turnaround and chemical catalyst costs and to the increase to property, plant and equipment in the second half of 2009 related to the amended earnout agreement with Valero.
     Operating income (loss). Operating income (loss) for the six months ended June 30, 2010 decreased to ($42.4) million from $54.2 million for the six months ended June 30, 2009, a decrease of $96.6 million. This decrease was attributable to the refinery shutdown until its restart in June 2010.
     Interest expense. Interest expense for the six months ended June 30, 2010 was $27.0 million compared to $28.3 million for the six months ended June 30, 2009. The decrease was primarily due to reduced borrowing and letter of credit fees partially offset by the write-off of unamortized debt issuance costs of $6.7 million in the first quarter of 2010 and interest expense related to the liquidation of the 2008 Hedging Agreement of $5.7 million in the first quarter of 2009.
     Income tax expense. Income tax expense for the six months ended June 30, 2010 was $0.0 million compared to income tax expense of $6.5 million for the six months ended June 30, 2009. The decrease resulted from no income tax benefit recognized on our pre-tax loss in 2010 compared to expense recognized on our pre-tax income in 2009. Our effective tax rate was 0.0% in 2010, compared to an effective tax rate of 25.2% in 2009.
     Net income (loss). Net income (loss) decreased to ($69.3) million in 2010 from $19.4 million in 2009. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand and cash generated from operating activities. Although our parent company and its parent have previously made certain contributions to our capital, neither has any obligation to make any such contributions in the future.
     On March 15, 2010, we entered into a $65.0 million short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on August 16, 2010. We have agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. We originally borrowed $65.0 million and have repaid $35.0 million as of June 30, 2010.
     On April 21, 2010, we entered into a Supply and Offtake Agreement, which was amended on May 26, 2010 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), the proceeds of which allowed us to retire part of our obligations under the Term Facility and support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) we agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.
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
Cash Flows
     The following table sets forth our cash flows for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$20,333	$242,481
Investing activities	(9,898)	(4,769)
Financing activities	(36,596)	(214,263)

Net increase (decrease) in cash and cash equivalents	$(26,161)	$23,449

Cash Flows Provided By Operating Activities
     Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2010 compared to $242.5 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities is primarily due to the decrease in net income primarily due to the extended shutdown and the proceeds received in 2009 from the liquidation of the 2008 Hedging Agreement.
Cash Flows Used In Investing Activities
     Net cash used in investing activities has been used primarily for capital expenditures, including expenditures for turnarounds and catalysts. Capital expenditures were $5.5 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively. Additionally, payments of $4.4 million were made during the six months ended June 30, 2010, associated with the amended earnout agreement with Valero.
Cash Flows Used In Financing Activities
     Net cash used in financing activities was $36.6 million for the six months ended June 30, 2010 compared to $214.3 million for the six months ended June 30, 2009. Cash used during the six months ended June 30, 2010 reflects the repayment of the revolving credit facility of $83.3 million which was partially offset by net short-term debt borrowings of $30.0 million and proceeds from parent equity investment of $11.0 million. Cash used during the six months ended June 30, 2009 reflects repayment of our term loan of $88.2 million and payments on our revolving credit facility of $147.1 million, partially offset by proceeds from parent equity investment of $25.0 million.
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
     On February 17, 2010, we exchanged $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
     At June 30, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206.5 million and $205.7 million, respectively. We are utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. On March 15, 2010, we entered into a $65.0 million term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on August 16, 2010. We have agreed in principal with Bank Hapoalim B.M. to extend the maturity date to November 15, 2010. The Company borrowed $65.0 million and has repaid $35.0 million as of June 30, 2010.
     Borrowings under the Term Facility bear interest at LIBOR plus 3.00% and $30.0 million was outstanding under the Term Facility at June 30, 2010.
     The Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory owned by the Company.
     The Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     Revolving Credit Facility. On March 15, 2010, we terminated our revolving credit facility and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, we recorded a write-off of unamortized debt issuance costs of $6.7 million as interest expense in the first quarter of 2010.
     Borrowings of $83.3 million and outstanding letters of credit of $2.8 million were outstanding under the revolving credit facility at December 31, 2009.

Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our updated capital expenditure projections, including expenditures for fixed-bed catalyst and turnarounds, for 2010 is approximately $13.1 million, of which approximately $2.3 million is related to fixed-bed catalyst and turnarounds and approximately $10.8 million is related to various regulatory and compliance projects. Approximately $3.3 million has been spent on various regulatory and compliance projects and $2.2 million has been spent on turnaround and fixed-bed catalyst costs as of June 30, 2010 compared to $3.1 million for various regulatory and compliance projects and $1.7 million for turnaround and fixed-bed catalyst costs for the same period in 2009.
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
Earnout Settlement with Valero
     In connection with our refinery acquisition, in July 2008 we entered into an earnout agreement with Valero which was amended in August 2009. We have paid Valero approximately $19.7 million in 2009 and $4.4 million in the six months ending June 30, 2010. Additionally, we agreed to pay Valero an additional sum of $10.9 million in five installments of approximately $2.2 million per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35.0 million.
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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of June 30, 2010, we held approximately 0.8 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $53.95 per barrel. Market value exceeded carrying value of LIFO costs by $20.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.8 million.
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
     The following table provides information about our derivative commodity instruments as of June 30, 2010:

Description		Wtd Avg Purchase	Wtd Avg Sales		Market	Gain
of Activity	Contract Volume	Price/BBL	Price/BBL	Contract Value	Value	(Loss)
				(in thousands)
Forwards-long (Diesel)	10,908	$85.58	$—	$934	$880	$(54)
Forwards-short (Diesel)	(260,943)	—	85.45	(22,297)	(21,362)	935

Description		Wtd Avg Contract	Wtd Avg Market		Market	Gain
of Activity	Contract Volume	Spread	Spread	Contract Value	Value	(Loss)
				(in thousands)
Futures-crack spread (Heating Oil)	292,400	$11.84	$10.46	$3,463	$3,059	$(404)
Futures-call options	3,514,500	11.35	13.26	(46,535)	(46,595)	(60)

ITEM 4.	CONTROLS AND PROCEDURES.
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
(2) Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.2	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.3	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.4	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: August 6, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.2	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.3	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.4	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.