Form 10-Q
period 2010-09-30
Alon Refining Krotz Springs, Inc.
filed 2010-11-09
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
Commission file number: 333-163942

ALON REFINING KROTZ SPRINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2849682 (I.R.S. Employer Identification No.)
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant’s common stock. As of November 1, 2010, 50,110 shares of the registrant’s Class A Common stock, par value $0.01, and 315 shares of the registrant’s Class B Common stock, par value $0.01, were outstanding.
     The aggregate market value for the registrant’s common stock held by non-affiliates as of September 30, 2010, the last day of the registrant’s most recently completed third fiscal quarter was $0.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$26,161
Accounts receivable	3,378	8,344
Inventories	42,066	54,623
Prepaid expenses	721	615

Total current assets	46,165	89,743

Property, plant, and equipment, net	353,064	362,265
Other assets	32,276	30,829

Total assets	$431,505	$482,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$180,037	$92,682
Accrued liabilities	32,653	31,299
Short-term debt	30,000	—

Total current liabilities	242,690	123,981

Other non-current liabilities	4,496	7,873
Long-term debt	206,928	288,980

Total liabilities	454,114	420,834

Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 50,110 and 36,219 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 and 405 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	137,656	126,656
Accumulated other comprehensive loss, net of income tax	(886)	(7,240)
Retained deficit	(159,379)	(57,413)

Total stockholders’ equity	(22,609)	62,003

Total liabilities and equity	$431,505	$482,837

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$470,954	$390,748	$648,912	$990,511
Operating costs and expenses:
Cost of sales	465,875	377,315	646,144	866,197
Direct operating expenses	20,001	15,090	45,909	58,959
Selling, general and administrative expenses	1,646	1,154	5,183	4,810
Depreciation and amortization	5,578	5,577	16,187	14,735

Total operating costs and expenses	493,100	399,136	713,423	944,701

Operating income (loss)	(22,146)	(8,388)	(64,511)	45,810
Interest expense	(10,511)	(10,461)	(37,467)	(38,776)
Other income, net	(2)	2	12	6

Income (loss) before income tax expense (benefit)	(32,659)	(18,847)	(101,966)	7,040
Income tax expense (benefit)	—	(6,530)	—	—

Net income (loss)	$(32,659)	$(12,317)	$(101,966)	$7,040

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(101,966)	$7,040
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	16,187	14,735
Amortization of debt issuance costs	1,967	3,993
Amortization of original issuance discount	1,235	—
Write-off of unamortized debt issuance costs	6,659	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	4,966	23,693
Inventories	20,883	(21,488)
Heating oil crack spread hedge	—	116,701
Prepaid expenses and other current assets	(106)	20,796
Other assets	(2,656)	(563)
Accounts payable	66,891	90,074
Accrued liabilities	7,708	(19,185)
Other non-current liabilities	3,184	27

Net cash provided by operating activities	24,952	235,823

Cash flows from investing activities:
Capital expenditures	(5,381)	(5,192)
Capital expenditures for turnarounds and catalysts	(2,369)	(2,250)
Earnout payment related to refinery acquisition	(6,562)	(17,521)

Net cash used in investing activities	(14,312)	(24,963)

Cash flows from financing activities:
Deferred debt issuance costs	(847)	(5,977)
Cash received from inventory supply agreement	6,333	—
Revolving credit facilities, net	(83,287)	(141,703)
Additions to short-term debt	65,000	—
Payments on short-term debt	(35,000)	—
Payments on long-term debt	—	(88,180)
Proceeds from parent equity investment	11,000	25,000

Net cash used in financing activities	(36,801)	(210,860)

Net increase (decrease) in cash and cash equivalents	(26,161)	—
Cash and cash equivalents, beginning of period	26,161	—

Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$19,541	$36,469

Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$(50,000)

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
     On March 15, 2010, the Company entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. that, as currently amended and restated matures on November 15, 2010. The Company originally borrowed $65,000 and has repaid $35,000 as of September 30, 2010. The Company prepaid the remaining $30,000 on October 28, 2010, through a capital contribution from its parent.
     Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity is adequate to operate the refinery.
(3) Supply and Offtake Agreement
     Supply and Offtake Agreement with J. Aron & Company
     On April 21, 2010, the Company entered into a Supply and Offtake Agreement, which was amended on May 26, 2010, (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”), the proceeds of which allowed the Company to retire part of its obligations under the Term Facility, as defined below, and support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to the Company, and the Company agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) the Company agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.
     In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements that provided for the sale, at market price, of the Company’s crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires on May 31, 2012, and automatically renews for up to two additional 12-month terms unless either party provides notice of termination at least six months prior to the end of the then-current term. Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the refinery.
     The Supply and Offtake Agreement includes customary events of default and restrictions on the activities of the Company.
     Standby LC Facility
     On May 28, 2010, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company. At this time there is no further availability under the Standby LC Facility.
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
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at September 30, 2010 and December 31, 2009, respectively:

	Quoted Prices
	in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2010
Assets:
Commodity contracts (futures and forwards)	$531	$—	$—	$531
Liabilities:
Commodity contracts (swaps)	—	633	—	633
Commodity contracts (call options)	—	6,646	—	6,646

As of December 31, 2009
Assets:
Commodity contracts (swaps)	$—	$89	$—	$89
Liabilities:
Commodity contracts (swaps)	—	9,983	—	9,983
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
     At September 30, 2010, the Company held forward contracts for net purchases of 92,966 barrels of refined

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
products at an average price of $86.11 per barrel. At September 30, 2009, Alon held net forward contracts for sales of 200,015 barrels of refined product at an average price of $70.31 per barrel. The contracts are recorded at their fair market values and an unrealized gain of $531 and an unrealized loss of $688 have been included in cost of sales in the statements of operations for the nine months ended September 30, 2010 and September 30, 2009, respectively.
     At September 30, 2009, the Company held futures contracts for 434,000 barrels of crude swaps at an average price of $74.80 per barrel. The contracts are recorded at their fair market values.
     At September 30, 2010, the Company held futures contracts for sales of 255,600 barrels of heating oil crack spread swaps at an average of $11.38 per barrel. The contracts are recorded at their fair market values and an unrealized loss of $633 has been included in cost of sales in the statement of operations for the nine months ended September 30, 2010.
     At September 30, 2010, the Company had written call contracts outstanding for the net purchase of 3,514,500 barrels of crude and sale of 3,514,500 barrels of heating oil at an average strike price of $11.35 per barrel for a period of 21 months commencing October 2010. The value of the obligation equals the premium received resulting in no unrealized gain or loss being recorded in cost of sales in the statement of operations for the nine months ended September 30, 2010.
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
     Losses of $2,825 and $6,354 for the three and nine months ended September 30, 2010, and gains of $433 and $4,447 for the three and nine months ended September 30, 2009, have been reclassified from accumulated other comprehensive income to earnings since the discontinuance of cash flow hedge accounting, respectively. All remaining adjustments from accumulated comprehensive income to cost of sales will be recorded in October 2010. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     The following table presents the effect of derivative instruments on the statements of financial position.

	As of September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts payable	$(633)
Commodity contracts (futures, forwards, swaps and call options)		—	Accrued liabilities	(2,953)

Commodity contracts (call options)		—	Other non-current liabilities	(3,162)

Total derivatives not designated as hedging instruments		$—		$(6,748)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and swaps)	Accounts receivable	$89	Accrued liabilities	$(9,983)

Total derivatives not designated as hedging instruments		$89		$(9,983)

     The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
				Portion and Amount
		Gain (Loss) Reclassified from Accumulated		Excluded from
Cash Flow Hedging	Gain (Loss)	OCI into Income (Effective Portion)		Effectiveness Testing)
Relationships	Recognized in OCI	Location	Amount	Location	Amount
For the Three Months Ended September 30, 2010
Commodity contracts (heating oil swaps)	$—	Cost of sales	$(2,825)	$—

Total derivatives	$—		$(2,825)	$—

For the Nine months Ended September 30, 2010
Commodity contracts (heating oil swaps)	$—	Cost of sales	$(6,354)	$—

Total derivatives	$—		$(6,354)	$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

				Gain (Loss) Reclassified
				from Accumulated OCI into
				Income (Ineffective
		Gain (Loss) Reclassified from		Portion and Amount
		Accumulated OCI into Income		Excluded from
Cash Flow Hedging	Gain (Loss)	(Effective Portion)		Effectiveness Testing)
Relationships	Recognized in OCI	Location	Amount	Location	Amount
For the Three Months Ended September 30, 2009
Commodity contracts (heating oil swaps)	$—	Cost of sales	$433	$—

Total derivatives	$—		$433	$—

For the Nine months Ended September 30, 2009
Commodity contracts (heating oil swaps)	$—	Cost of sales	$4,447	$—

Total derivatives	$—		$4,447	$—

	Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:	Location	Amount
For the Three Months Ended September 30, 2010
Commodity contracts (futures and forwards)	Cost of sales	$1,290
Commodity contracts (swaps)	Cost of sales	(186)
Commodity contracts (call options)	Cost of sales	60

Total derivatives		$1,164

For the Nine months Ended September 30, 2010
Commodity contracts (futures and forwards)	Cost of sales	$1,848
Commodity contracts (swaps)	Cost of sales	(501)

Total derivatives		$1,347

	Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:	Location	Amount
For the Three Months Ended September 30, 2009
Commodity contracts (futures and forwards)	Cost of sales	$1,725

Total derivatives		$1,725

For the Nine months Ended September 30, 2009
Commodity contracts (futures and forwards)	Cost of sales	$(3,000)
Commodity contracts (heating oil swaps)	Cost of sales	41,182
Commodity contracts (crude swaps)	Cost of sales	174

Total derivatives		$38,356

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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21,087 and $20,499 at September 30, 2010 and December 31, 2009, respectively.
     The Company’s inventories include $38,629 and $22,558 of inventory consigned to others at September 30, 2010 and December 31, 2009, respectively.
(6) Property, Plant and Equipment, net
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Refining facilities	$394,822	$389,441
Less accumulated depreciation	(41,758)	(27,176)

Property, plant and equipment, net	$353,064	$362,265

     The useful lives of refining facilities used to determine depreciation expense were 3 — 20 years with an average life of 18 years.
(7) Additional Financial Information
     The following tables provide additional financial information related to the financial statements.
     (a) Other assets

	September 30,	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost	$12,358	$11,540
Deferred debt issuance costs	9,287	17,118
Intangible assets	2,168	2,171
Security deposit	8,463	—

Total other assets	$32,276	$30,829

     Unamortized debt issuance costs of $6,659 related to the prepayment of the Company’s revolving credit facility were written off the first quarter of 2010.
     (b) Accrued Liabilities and Other Non-Current Liabilities

	September 30,	December 31,
	2010	2009
Accrued Liabilities:
Commodity contracts	$2,953	$9,983
Valero earnout liability	8,750	8,750
Accrued interest	16,631	8,137
Other	4,319	4,429

Total accrued liabilities	$32,653	$31,299

Other Non-Current Liabilities:
Environmental accrual	$389	$412
Asset retirement obligations	945	899
Valero earnout liability	—	6,562
Commodity contracts	3,162	—

Total other non-current liabilities	$4,496	$7,873

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     (c) Comprehensive Income (Loss)
     The following table displays the computation of total comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(32,659)	$(12,317)	$(101,966)	$7,040
Other comprehensive gain, net of tax:
Unrealized gain on cash flow hedges, net of tax	2,825	433	6,354	4,447

Total other comprehensive income, net of tax	2,825	433	6,354	4,447

Comprehensive income (loss)	$(29,834)	$(11,884)	$(95,612)	$11,487

     The following table displays the components of accumulated other comprehensive loss, net of tax.

	September 30,	December 31,
	2010	2009
Unrealized losses on cash flow hedges	$(886)	$(7,240)

Accumulated other comprehensive loss	$(886)	$(7,240)

(8) Indebtedness
     Debt consisted of the following:

	September 30,	December 31,
	2010	2009
Short-term debt	$30,000	$—

Revolving credit facility	$—	$83,287
Senior secured notes, net of discount	206,928	205,693

Total long-term debt	$206,928	$288,980

     Senior Secured Notes. In October 2009, the Company issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216,500 in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%.
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
     On February 17, 2010, the Company exchanged $216,480 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     At September 30, 2010, and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206,928 and $205,693, respectively. The Company is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. On March 15, 2010, the Company entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on November 15, 2010. The Company originally borrowed $65,000 and has repaid $35,000 as of September 30, 2010.
     Borrowings under the Term Facility bear interest at LIBOR plus 3.00% and $30,000 was outstanding under the Term Facility at September 30, 2010. The Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory owned by the Company. The Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     The Term Facility was prepaid in full on October 28, 2010, through a contribution from the Company’s parent.
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
     In connection with amendments to the Company’s credit facilities in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25,000 of equity in the Company, and arranged for the issuance of an additional $25,000 of standby letters of credit without recourse to the Company. In connection with the termination of the revolving credit facility, the Company returned to Alon Israel $65,000 of letters of credit. In the second quarter of 2010, $11,000 of the standby letters of credit support was converted into equity of the Company. These contributions, together with the equity and letters of credit support resulted in $137,656 of equity and $15,000 of letters of credit support provided to the Company from Alon Israel and Alon USA and its affiliates at September 30, 2010.
     The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company’s business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three and nine months ended

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
September 30, 2010 the Company recorded selling, general and administrative expenses of $1,646 and $5,183, respectively, with respect to allocations from Alon USA for such services.
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
     Earnout Agreement with Valero
     In connection with the acquisition of the Company’s refinery, in July 2008 the Company and Valero entered into an earnout agreement which was amended in August 2009, to fix the remaining amounts to be paid thereunder. Pursuant to the earnout agreement, the Company has paid Valero approximately $19,688 in 2009 and $6,562 in the first nine months of 2010. Additionally, the Company has agreed to pay Valero an additional sum of $8,750 in four installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. The $8,750 that remains to be paid is included in accrued liabilities on the consolidated balance sheet at September 30, 2010.
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)
     The Company has accrued a non-current liability for environmental remediation obligations of $389 and $412 at September 30, 2010 and at December 31, 2009, respectively.
(11) Subsequent Event
     The Company prepaid the remaining $30,000 on the Term Facility on October 28, 2010, through a capital contribution from its parent.

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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana and Heavy Louisiana Sweet crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instrument;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition and our ability to refinance existing credit facilities or extend their terms; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”
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
Refinery History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of an FCC in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero acquired our refinery in 1997, upgraded the FCC to a 34,100 bpd Residual FCC in 2002 and installed an 18,000 bpd gasoline desulfurization unit (“GDU”) in 2006.
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments due from us based on the average market prices for crude oil, regular unleaded gasoline, and ultra low-sulfur diesel in each of the three twelve month periods following the acquisition. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $26.2 million through September 30, 2010 and have agreed to pay Valero an additional sum of $8.8 million in four installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.

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
     Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of the refinery’s crude oil input, comprised of equal amounts of Heavy Louisiana Sweet, or HLS crude oil, and Light Louisiana Sweet, or LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of HLS and LLS crude oils to the value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our refinery.
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
     On March 15, 2010, we entered into a new $65.0 million term credit facility with Bank Hapoalim B.M. with a maturity date of November 15, 2010. We borrowed $65.0 million and used approximately $51.0 million to repay the outstanding amounts under the revolving credit facility that was terminated. We originally borrowed $65.0 million and have repaid $35.0 million as of September 30, 2010. We prepaid the remaining $30.0 million on October 28, 2010, through a capital contribution from our parent.

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

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net sales	$470,954	$390,748	$648,912	$990,511
Cost of sales	465,875	377,315	646,144	866,197
Direct operating expenses	20,001	15,090	45,909	58,959
Selling, general and administrative expenses	1,646	1,154	5,183	4,810
Depreciation and amortization expenses	5,578	5,577	16,187	14,735

Total operating costs and expenses	493,100	399,136	713,423	944,701

Operating income (loss)	(22,146)	(8,388)	(64,511)	45,810
Interest expense	(10,511)	(10,461)	(37,467)	(38,776)
Other income (loss), net	(2)	2	12	6

Income (loss) before income tax expense (benefit)	(32,659)	(18,847)	(101,966)	7,040
Income tax expense (benefit)	—	(6,530)	—	—

Net income (loss)	$(32,659)	$(12,317)	$(101,966)	$7,040

Operating Data:
Refinery Throughput (bpd):
Light sweet crude	38,597	30,741	16,460	28,755
Heavy sweet crude	23,854	27,547	11,603	24,691
Blendstocks	1,707	1,402	878	3,862

Total refinery throughput (1)	64,158	59,690	28,941	57,308

Refinery Production (bpd):
Gasoline	26,442	27,441	11,720	26,628
Diesel/Jet	31,383	26,855	13,609	25,288
Heavy oils	1,487	1,205	1,437	1,151
Others	5,368	4,865	2,304	5,090

Total refinery production (2)	64,680	60,366	29,070	58,157

Key Operating Statistics:
Refinery utilization (3)	75.2%	70.1%	33.8%	64.3%
Per barrel of throughput:
Refinery operating margin (4)	$1.00	$2.45	$0.44	$6.64
Refinery direct operating expense (5)	3.39	2.75	5.82	3.77
Capital expenditures	2,052	2,105	5,381	5,192
Capital expenditures for turnaround and catalyst	175	568	2,369	2,250
Pricing Statistics:
WTI crude oil (per barrel)	$76.05	$68.17	$77.50	$57.03
HLS crude oil (per barrel)	78.18	69.76	79.41	58.71
LLS crude oil (per barrel)	79.63	70.43	80.58	59.87
HLS/LLS less WTI (per barrel)	2.86	1.93	2.50	2.26
2/1/1 Gulf Coast high sulfur diesel crack spread (per barrel)	7.02	5.36	7.40	7.14
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$1.950	$1.773	$2.014	$1.545
Gulf Coast high sulfur diesel	2.006	1.728	2.029	1.510
Natural gas (per mmbtu)	$4.23	$3.44	$4.52	$3.90

(1)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(2)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(3)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for the nine months ended September 30, 2010 reflect four months of operations as the Company commenced operations in June 2010 following completion of a major turnaround. Refinery throughput and production for 2009 reflects the effects of our optimization of throughput to respond to declining margins and to reduce borrowings under our Revolving Credit Facility prior to amendments to our credit facilities in April 2009.

(4)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedging gains and losses) attributable to our refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry.

There were unrealized hedging losses of $169 and $722 for our refinery for the three and nine months ended September 30, 2010, respectively. Also, there was an unrealized gain of $21,154 for our refinery for the nine months ended September 30, 2009. Additionally, realized gains related to the unwind of the 2008 Hedging Agreement of $139,290 were excluded from our refinery margin for the nine months ended September 30, 2009.

(5)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses, exclusive of depreciation and amortization, by the total throughput volumes.
Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Net Sales. Net sales for the three months ended September 30, 2010 increased by $80.3 million, or 20.6%, to $471.0 million from $390.7 million for the three months ended September 30, 2009. The increase in net sales was due to increased refinery throughput and an overall increase in average product prices.
     Cost of Sales. Cost of sales for the three months ended September 30, 2010 increased by $88.6 million, or 23.5%, to $465.9 million from $377.3 million for the three months ended September 30, 2009. The increase in cost of sales was due to increased refinery throughput and an overall increase in crude oil prices.
     Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2010 increased $4.9 million, or 32.5%, to $20.0 million from $15.1 million for the three months ended September 30, 2009. This increase was partially attributable to an increase in refinery throughput and an increase in natural gas prices.
     Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2010 increased by $0.4 million, or 33.3%, to $1.6 million from $1.2 million for the three months ended September 30, 2009. These costs are allocated to us from Alon USA’s consolidated operations.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2010 and 2009 was $5.6 million.
     Operating loss. Operating loss for the three months ended September 30, 2010 increased to $22.1 million from $8.4 million for the three months ended September 30, 2009, an increase in loss of $13.7 million. This increase was attributable to higher HLS/LLS crude oil costs relative to WTI for the three months ended September 30, 2010 compared to the same period in 2009.
     Interest expense. Interest expense for the three months ended September 30, 2010 and 2009 was $10.5 million.
     Income tax expense (benefit). Income tax expense for the three months ended September 30, 2010 was $0.0 million compared to income tax benefit of $6.5 million for the three months ended September 30, 2009. The decrease resulted from no income tax benefit recognized on our pre-tax loss in 2010 compared to an income tax benefit recognized on our pre-tax loss in 2009. Our effective tax rate was 0.0% in the third quarter of 2010, compared to an effective tax rate of 34.6% in the third quarter of 2009.
     Net loss. Net loss increased to $32.7 million in 2010 from $12.3 million in 2009. This increase was attributable to the factors discussed above.
Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Net Sales. Net sales for the nine months ended September 30, 2010 decreased by $341.6 million, or 34.5%, to $648.9 million from $990.5 million for the nine months ended September 30, 2009. The nine months ended September 30, 2010 reflects four months of production beginning in June 2010 after the completion of turnaround work at the refinery.
     Cost of Sales. Cost of sales for the nine months ended September 30, 2010 decreased by $220.1 million, or 25.4%, to $646.1 million from $866.2 million for the nine months ended September 30, 2009. The nine months ended September 30, 2010 reflects four months of production beginning in June 2010 after the completion of turnaround work at the refinery.
     Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2010 decreased to $45.9 million from $59.0 million for the nine months ended September 30, 2009, a decrease of $13.1 million, or 22.2%. The nine months ended September 30, 2010 reflects four months of production beginning in June 2010 after the completion of turnaround work at the refinery.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2010 increased to $5.2 million from $4.8 million for the nine months ended September 30, 2009, an increase of $0.4 million, or 8.3%. These costs are allocated to us from Alon USA’s consolidated operations.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2010 increased $1.5 million, or 10.2%, to $16.2 million from $14.7 million for the nine months ended September 30, 2009. This increase was primarily attributable to amortization of turnaround and chemical catalyst costs and the increase to property, plant and equipment in the second half of 2009 related to the amended earnout agreement with Valero.
     Operating income (loss). Operating income (loss) for the nine months ended September 30, 2010 decreased to ($64.5) million from $45.8 million for the nine months ended September 30, 2009, a decrease of $110.3 million. This decrease was attributable to the refinery shutdown until its restart in June 2010.
     Interest expense. Interest expense for the nine months ended September 30, 2010 was $37.5 million compared to $38.8 million for the nine months ended September 30, 2009. Included in interest expense for the nine months ended September 30, 2010, is a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility, and for the nine months ended September 30, 2009, is a charge of $5.7 million related to liquidation of our heating oil hedge.
     Income tax expense. Income tax expense for the nine months ended September 30, 2010 and 2009 was $0.0 million.
     Net income (loss). Net income (loss) decreased to ($102.0) million in 2010 from $7.0 million in 2009. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand and cash generated from operating activities. Although our parent company and its parent have previously made certain contributions to our capital, neither has any obligation to make any such contributions in the future.

     On March 15, 2010, we entered into a $65.0 million short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on November 15, 2010. We originally borrowed $65.0 million and have repaid $35.0 million as of September 30, 2010. We prepaid the remaining $30.0 million on October 28, 2010, through a capital contribution from our parent.
     On April 21, 2010, we entered into a Supply and Offtake Agreement, which was amended on May 26, 2010 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), the proceeds of which allowed us to retire part of our obligations under the Term Facility and support the operation of the refinery at a minimum of 72,000 bpd. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) we agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.
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
Cash Flows
     The following table sets forth our cash flows for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$24,952	$235,823
Investing activities	(14,312)	(24,963)
Financing activities	(36,801)	(210,860)

Net increase (decrease) in cash and cash equivalents	$(26,161)	$—

  Cash Flows Provided By Operating Activities
     Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2010 compared to $235.8 million for the nine months ended September 30, 2009. The decrease in cash provided by operating activities is primarily due to the decrease in net income primarily due to the extended shutdown of the refinery through June 2010 and the proceeds received in 2009 from the liquidation of the 2008 Hedging Agreement.
  Cash Flows Used In Investing Activities
     Net cash used in investing activities has been used primarily for capital expenditures, including expenditures for turnarounds and catalysts. Capital expenditures were $7.8 million and $7.4 million for the nine months ended September 30, 2010 and 2009, respectively. Additionally, payments of $6.6 million and $17.5 million were made during the nine months ended September 30, 2010 and 2009, respectively, associated with the amended earnout agreement with Valero.

  Cash Flows Used In Financing Activities
     Net cash used in financing activities was $36.8 million for the nine months ended September 30, 2010 compared to $210.9 million for the nine months ended September 30, 2009. Cash used during the nine months ended September 30, 2010 reflects the repayment of the revolving credit facility of $83.3 million which was partially offset by net short-term debt borrowings of $30.0 million and proceeds from parent equity investment of $11.0 million. Cash used during the nine months ended September 30, 2009 reflects repayment of our term loan of $88.2 million and payments on our revolving credit facility of $141.7 million, partially offset by proceeds from parent equity investment of $25.0 million.
Summary of Indebtedness
     Senior Secured Notes. In October 2009, we issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216.5 million in a private offering. The Senior Secured Notes were issued at an offering price of 94.857%.
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
     On February 17, 2010, we exchanged $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions.
     At September 30, 2010 and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $206.9 million and $205.7 million, respectively. We are utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. On March 15, 2010, we entered into a $65.0 million term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility as currently amended and restated matures on November 15, 2010. We borrowed $65.0 million and have repaid $35.0 million as of September 30, 2010.
     Borrowings under the Term Facility bear interest at LIBOR plus 3.00% and $30.0 million was outstanding under the Term Facility at September 30, 2010. The Term Facility is secured by a second lien on all assets other than cash, accounts receivable, and inventory owned by us. The Term Facility contains customary restrictive covenants, such as restrictions on liens, mergers, consolidation, sales of assets, capital expenditures, additional indebtedness, investments, hedging transactions, and certain restricted payments.
     We prepaid the remaining $30.0 million on October 28, 2010, through a capital contribution from our parent.
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

Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure projections, including expenditures for fixed-bed catalyst and turnarounds, for 2010 is approximately $8.2 million, of which approximately $2.4 million is related to fixed-bed catalyst and turnarounds and approximately $5.8 million is related to various improvement and sustaining projects. Approximately $5.4 million has been spent on various improvements and sustaining projects and $2.4 million has been spent on turnaround and chemical catalyst costs as of September 30, 2010 compared to $5.2 million for various improvements and sustaining projects and $2.3 million for turnaround and chemical catalyst costs for the same period in 2009.
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
Earnout Agreement with Valero
     In connection with our refinery acquisition, in July 2008 we entered into an earnout agreement with Valero which was amended in August 2009, to fix the remaining amounts to be paid thereunder. We have paid Valero approximately $19.7 million in 2009 and $6.5 million in the nine months ending September 30, 2010. Additionally, we agreed to pay Valero an additional sum of $8.8 million in four installments of approximately $2.2 million per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35.0 million.
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
     We maintain inventories of crude oil, refined products, blendstocks and asphalt, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of September 30, 2010, we held approximately 0.8 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $51.24 per barrel. Market value exceeded carrying value of LIFO costs by $21.1 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.8 million.
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
     The following table provides information about our derivative commodity instruments as of September 30, 2010:

Description		Wtd Avg Purchase	Wtd Avg Sales		Market	Gain
of Activity	Contract Volume	Price/BBL	Price/BBL	Contract Value	Value	(Loss)
				(in thousands)
Forwards-long (Diesel)	92,966	$86.11	$—	$8,005	$8,536	$531

Description		Wtd Avg Contract	Wtd Avg Market		Market	Gain
of Activity	Contract Volume	Spread	Spread	Contract Value	Value	(Loss)
				(in thousands)
Futures-crack spread (Heating Oil)	255,600	$11.38	$8.90	$2,908	$2,275	$(633)
Futures-call options (Heating Oil)	(3,514,500)	13.24	13.24	(46,535)	(46,535)	—

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
(2) Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Amendment No. 3 to Credit Agreement, dated August 11, 2010 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 13, 2010, 2010, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date: November 8, 2010	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

Date: November 8, 2010	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by the Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Amendment No. 3 to Credit Agreement, dated August 11, 2010 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 13, 2010, 2010, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.