Form 10-K
period 2010-12-31
Alon Refining Krotz Springs, Inc.
filed 2011-03-15
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
          The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant’s common stock. As of March 1, 2011, 50,110 shares of the registrant’s Class A common stock, par value $0.01, and 315 shares of the registrant’s Class B Common stock, par value $0.01, were outstanding.
          The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter was $0.
          The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).
     Documents incorporated by reference: None.

i

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
This Form 10-K and other Securities and Exchange Commission filings of Alon Refining Krotz Springs, Inc. occasionally make references to our parent company, Alon USA Energy, Inc.(“Alon USA”), when describing actions, rights or obligations. These references reflect the fact that Alon Refining Krotz Springs, Inc. is consolidated with its respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.
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
     We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s website at www.sec.gov. In addition, our SEC filings are available free of charge through our parent company’s website at www.alonusa.com as soon as reasonably practicable after we file, or furnish, such material with the SEC. We will provide copies of our filings free of charge to our bondholders upon request to Alon Refining Krotz Springs, Inc., Attention: Investor Relations, 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251.
BUSINESS
Our Refinery
     We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 bpd. Placed into service in 1980, our refinery is the second newest complex, grassroots refinery built in the United States. Our refinery is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial products pipeline system (“Colonial Pipeline”), providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers.
     In industry terms, our refinery is characterized as a “mild residual cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields such as gasoline, light distillates and intermediate products. Our refinery’s Residual Fluid Catalytic Cracking Unit (“Residual FCCU”) allows us to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional fluid catalytic cracking technologies. In addition to the Residual FCCU, our refinery’s main processing units include a crude unit and an associated vacuum unit, a catalytic reformer unit, a polymerization unit, and an isomerization unit.
     Our refinery has the capability to process substantial volumes of low sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Typically, sweet crude oil has accounted for 100% of our refinery’s crude oil input. Located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems, our refinery has direct pipeline access to Light Louisiana Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and foreign crude oils delivered through the Southbend/Sunset and Northline crude oil pipeline systems, as well as by barge.
     Our refinery’s processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into our refinery, we typically produce 101.5 barrels of refined products. Of the 101.5% yield, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquified petroleum gas, and the remaining 2.5% is primarily heavy oils.
     Our refinery connects to and distributes refined products into the Colonial Pipeline for distribution by our customers to the southern and eastern United States. The 5,519 mile Colonial Pipeline transports products to 267 marketing terminals located near the major population centers. The connection to the Colonial Pipeline provides us flexibility to optimize product flows into multiple regional markets. Products not shipped through the Colonial Pipeline are either transported via barge for sale or for further upgrading.
     Our refinery’s recent construction, configuration and modern equipment enable it to achieve low operating and maintenance costs and to produce fewer carbon emissions than many other refineries.
Parent Company
     Alon USA is an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA is listed on the NYSE under the symbol “ALJ” and had a market capitalization of $598.8 million as of March 1, 2011. Alon USA’s crude oil refineries are located in Paramount, Bakersfield and Long Beach, California; Big Spring, Texas; Willbridge, Oregon; and Krotz Springs, Louisiana and have a combined crude oil throughput capacity of approximately 250,000 bpd. Alon USA’s refineries produce various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.
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
     In addition to its refining operations, Alon USA markets petroleum products through a network of approximately 630 retail locations under an exclusive license of the FINA brand in the South Central and Southwestern United States. Alon USA also markets asphalt products produced at its Big Spring, Willbridge and California refineries through 12 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix, Flagstaff and Fredonia) and Nevada (Fernley) (50% interest) and through a 50% joint venture in Wright Asphalt Products Company. Alon USA, through its retail subsidiaries, is also the largest 7-Eleven licensee in the United States.
History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of a fluid catalytic cracking unit in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero Energy Corporation (“Valero”) acquired our refinery in 1997, upgraded the FCCU to a 34,100 bpd Residual FCCU in 2002 and installed an 18,000 bpd gasoline desulfurization unit (“GDU”) in 2006.

     In July 2008, Alon USA acquired Valero Refining Company — Louisiana our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $19.7 million in 2009 and $8.8 million in 2010 and have agreed to pay Valero an additional sum of $6.5 million in three installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.
Refinery Throughput and Production
     In 2010, we averaged approximately 46% utilization of our crude oil throughput capacity. The following table summarizes our refinery’s throughput and production data for 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008 (1)
	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	23,810	60.7	22,942	47.5	43,361	74.5
Heavy sweet crude	14,535	37.0	22,258	46.0	11,979	20.6
Blendstocks	899	2.3	3,137	6.5	2,844	4.9

Total refinery throughput (2)	39,244	100.0	48,337	100.0	58,184	100.0

Refinery production:
Gasoline	15,812	40.1	22,264	45.4	25,195	42.8
Diesel/jet	18,986	48.2	21,318	43.4	26,982	45.9
Heavy oils	1,515	3.8	1,238	2.5	1,402	2.4
Other	3,107	7.9	4,258	8.7	5,258	8.9

Total refinery production (3)	39,420	100.0	49,078	100.0	58,837	100.0

Refinery utilization (4)		46.1%		65.3%		66.6%

(1)	2008 data includes the period from July 1, 2008 through December 31, 2008.

(2)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the barrels per day of various products resulting from the refining production process.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. Refinery throughput and production for 2010 and 2009 reflects the effects of downtime associated with a shutdown that began in November 2009 and continued into the second quarter of 2010. Refinery throughput and production for 2008 reflects the effects of shutdowns during hurricanes Gustav and Ike and limited crude supply due to widespread electrical outages following the hurricanes.
Production
     Gasoline. In 2010, gasoline accounted for approximately 40.1% of our refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. Our refinery is capable of producing regular unleaded gasoline grades required in the southern and eastern United States.
     Distillates. In 2010, diesel, light cycle oil and jet fuel accounted for approximately 48.2% of our production. In connection with Alon USA’s acquisition of our refinery, we entered into an offtake agreement with Valero that provides for Valero to purchase, at market prices, light cycle oil and high-sulfur distillate blendstock for a period of five years.

     Heavy Oils and Other. In 2010, slurry oil, LPG and petrochemical feedstocks accounted for approximately 11.7% of our refinery’s production.
Raw Material Supply
     In 2010, sweet crude oil accounted for approximately 100% of our crude oil input at our refinery, of which approximately 62.1% was LLS crude oil and 37.9% was HLS crude oil. Our refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil (“EMPCo”) systems, barge delivery, or truck rack delivery. Approximately 80% of the crude oil is received by pipeline with the remainder delivered by barge or truck.
     We receive HLS, LLS and foreign crude oils from two EMPCo systems, the “Southbend/Sunset System” and the “Northline System”. The Southbend/Sunset System provides HLS crude oil from gathering systems at South Bend, Avery Island, Empire, Grand Isle and Fourchon, Louisiana. All of Southbend/Sunset’s current crude oil capacity is delivered to our refinery. The Northline system delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex. Our refinery also has access to foreign crude oils from the St. James terminal. Various Louisiana crude oils can also be delivered by barge, via the Intracoastal Canal, the Atchafalaya River, or directly by truck.
     Historically, approximately three-quarters of our refinery’s crude oil input requirements are purchased through term contracts with several suppliers. At present, J. Aron and Company (“J. Aron”), through arrangements with various oil companies, supplies the majority of our refinery’s crude oil input requirements. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
Sales
     Transportation Fuel Marketing. Substantially all of the refined products produced by our refinery are sold to J. Aron as they are produced. We market transportation fuel production through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and traders and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
     Product Pipelines. Our refinery connects to and distributes refined products into the Colonial Pipeline for distribution by our customers to the Southern and Eastern United States. The 5,519 mile Colonial Pipeline transports products to more than 267 marketing terminals located near major population centers. The connection to the Colonial Pipeline provides us flexibility to optimize product flows into multiple regional markets.
     Barge. Products not shipped through the Colonial Pipeline, such as high sulfur diesel sold to Valero pursuant to our offtake agreement with Valero, are either transported via barge for sale or for further processing. Barges have access to both the Mississippi and Ohio Rivers.
     Railcar and Truck. Propylene/propane mix is sold via railcar and truck, to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped on to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to our refinery via truck for blending, and sell the isobutene and natural gasoline on a spot basis.
     Substantially all of our refined product sales in 2010 were to J. Aron and Valero.

Competition
     The petroleum refining industry continues to be highly competitive. Many of our principal competitors are integrated, multi-national oil companies (e.g., Valero, Chevron, ExxonMobil, Shell and ConocoPhillips) and other major independent refining and marketing entities that operate in our market areas. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial and other resources and may have a greater ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum refining industry.
     All of our crude oil and feedstocks are purchased from third-party sources, while some of our vertically-integrated competitors have their own sources of crude oil that they may use to supply their refineries.
     Substantially all of the refined products produced by our refinery are sold to J. Aron as they are produced. The majority of our refined fuel products produced at our refinery are sold on the spot market and shipped through the Colonial Pipeline to major demand centers throughout the Southern and Eastern United States. The market for refined products in these regions is also supplied by a number of refiners, including large integrated oil companies or independent refiners, that either have refineries located in the region or have pipeline access to these regions. These larger companies typically have greater resources and may have greater flexibility in responding to volatile market conditions or absorbing market changes.
     Financial returns in the refining and marketing industry depend on the difference between refined product prices and the prices for crude oil and other feedstock, also referred to as refining margins. Refining margins are impacted by, among other things, levels of crude oil and refined product inventories, balance of supply and demand, utilization rates of refineries and global economic and political events.
Government Regulation and Legislation
     Environmental Controls and Expenditures. Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, land and water, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in substantial compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the United States Environmental Protection Agency (“EPA”) and the states and jurisdictions in which we operate.
     The Clean Air Act and its implementing regulations require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm. Gasoline produced at our refinery currently meets the low sulfur gasoline standard. We do not manufacture low sulfur diesel fuel.
     In February 2007, the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, the rule would require that beginning in 2011 refiners meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012, refiners meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. We have determined that capital expenditures of approximately $10.5 million will be necessary in order for our refinery to install controls to meet the standards. Under the regulations, the EPA may grant extensions of time to comply with the annual average benzene standard if a refinery demonstrates that unusual circumstances exist that impose extreme hardship and significantly affect the ability of the refinery to comply. We have requested an extension of time to comply with the annual average standard at our refinery and are awaiting a response from the EPA.
     In May 2007, the EPA adopted a final rule that subjects refiners and importers of gasoline to a yearly renewable volume obligation that is based on the national renewable fuel standard. Due to our size, we were exempted from the requirements of this rule through December 31, 2010. In February 2010, the EPA finalized new regulations that replace and update the current rules and extend the renewable fuel standard to other finished products (e.g., diesel). Under the rule, we are required to blend renewable fuels (e.g., ethanol) into our finished products or purchase credits in lieu of blending. We will purchase credits (RINs) to satisfy the balance of our renewable fuel volume obligation for the product that we do not blend with ethanol. At this time, we do not know how many credits we will need or how much they will cost when we will be required to purchase them for compliance.
     Regulation. Conditions may develop that require additional capital expenditures at our refinery for compliance with the Federal Clean Air Act and other federal, state and local requirements. The EPA recently promulgated regulations applicable to emissions of hazardous air pollutants from industrial heaters and boilers and reciprocating internal combustion engines, which may necessitate the installation of controls or additional monitoring at our refinery. In addition, the EPA recently passed greenhouse gas emission regulations, which may necessitate the installation of controls to reduce emissions of greenhouse gases if we construct new equipment or modify existing equipment in such a way that there is a significant increase in greenhouse gas emissions. Finally, the EPA will be finalizing rules applicable to refinery heaters, boilers, and flares that may necessitate the installation of controls or additional monitoring. We cannot currently determine the amounts of such future expenditures.
     Compliance. Although the U.S. House of Representatives passed the American Clean Energy and Security Act on June 26, 2009, which would have established a market-based “cap-and-trade” system to achieve yearly reductions in greenhouse gas (“GHG”) emissions, the 111th United States Congress did not pass comprehensive legislation addressing GHG emissions. While it is possible that Congress will adopt some form of federal mandatory GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time, especially in light of several efforts by Republican members of Congress to stall the EPA’s efforts to regulate GHGs and repeal the authority of the EPA to regulate GHGs.
     Our refinery (which was then owned by Valero) became subject to a “global settlement” with the EPA under the National Petroleum Refining Initiative. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the refineries secured broad releases of liability that provide immunity from enforcement actions for alleged past non-compliance under each of the Clean Air Act programs covered by the Consent Decree. The major project for consent decree compliance for our refinery is installing NOx controls and monitors on heaters and boilers which is scheduled to be completed in 2011. Other projects include SO2 and NOx reduction measures from the FCCU. The current estimated capital cost is $13.0 million. If we are unable to meet the agreed upon reductions without add-on controls, our capital costs could increase. The refinery has completed many portions of the consent decree including compliance with particulate emissions from the FCCU, H2S in the fuel gas, flare operating requirements, Leak Detection and Repair and Benzene Waste Operations NESHAPs program enhancements. Because the refinery remains subject to the Valero consent decree, we entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. We are responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to the Krotz Springs refinery. In addition, with respect to certain system-wide emission limitations that apply across all of the Valero refineries, the Krotz Springs refinery was generally allocated emission limitations that did not necessitate substantial capital expenditures for add-on controls.
     Known Environmental Liabilities. In 2010, our refinery had an environmental reserve of $0.4 million. This reserve relates to the remediation of ground water.
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
ITEM 1A. RISK FACTORS.
     The occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10-K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating an investment in any of our securities, you should consider carefully, among other things, the factors and the specific risks set forth below. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of the factors that could cause actual results to differ materially from those projected.
Risk Factors Relating to Our Business
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings, profitability, cash flows and liquidity.
     Our refining earnings, profitability and cash flows from operations depend primarily on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. When the margin between refined product prices and crude oil and other feedstock prices contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. For example, in the last half of 2008, the price for West Texas Intermediate (“WTI”) crude oil fluctuated between $31.27 and $145.31 per barrel, while the price for Gulf Coast unleaded gasoline fluctuated between 76.8 cents per gallon, or cpg, and 474.6 cpg. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:
•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, North and West Africa and Venezuela;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery, our machinery or equipment, or those of our suppliers or customers;

•	federal and state government regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.
     Although we continually analyze refinery operating margins and seek to adjust throughput volumes to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and other variable costs.
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
     Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Recent declines in global economic activity and consumer and business confidence and spending have significantly reduced the level of demand for our products. In addition, severe reductions in the availability and increases in the cost of credit have adversely affected our ability to fund our operations and operate our refinery at full capacity, and have adversely affected our operating margins. Together, these factors have had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows.
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
     Our refinery receives a substantial percentage of crude oil and delivers a substantial percentage of refined products through pipelines. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, earthquakes, hurricanes, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor. Our prolonged inability to use any of the pipelines that we use to transport crude oil or refined products could have a material adverse effect on our business, results of operations and cash flows.
Our hedging activities may limit our potential gains and involve other risks.
     We regularly evaluate opportunities to enter into hedging arrangements to provide us with a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in such prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:
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
Competition in the refining and marketing industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
     We compete with a broad range of companies in our refining and marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than we are. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand disruptions in operations and volatile market conditions, to offer more competitive pricing and to obtain crude oil in times of shortage.
     We are not engaged in the exploration and production business and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production. Competitors that have their own crude production are at times able to offset losses from refining operations with profits from producing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. In addition, we compete with other industries, such as wind, solar and hydropower, which provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers. If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     The U.S. House of Representatives and the U.S. Senate are in various stages of considering legislation intended to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, which may be contributing to warming of the Earth’s atmosphere and other climatic changes.
     Although it is not possible at this time to predict when the House and Senate may enact climate change legislation, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased costs. If we are unable to sell our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
     In addition to the climate change legislation under consideration by Congress, on December 7, 2009, the EPA issued an endangerment finding that GHGs endanger both public health and welfare, and that GHG emissions from motor vehicles contribute to the threat of climate change. Although the finding itself does not impose requirements on regulated entities, it allowed the EPA and the Department of Transportation to finalize a jointly proposed rule regulating greenhouse gas emissions from vehicles and establishing Corporate Average Fuel Economy standards for light-duty vehicles. National GHG tailpipe standards for passenger cars and light trucks were finalized on April 1, 2010.

     Once GHGs became regulated by the EPA for vehicles, they also became regulated pollutants under the Clean Air Act potentially triggering other Clean Air Act requirements. On May 13, 2010, EPA announced a final rule to raise the threshold amount of GHG emissions that a source would have to emit to trigger certain Clean Air Act permitting requirements and the need to install controls to reduce emissions of greenhouse gases. Beginning in January 2011, facilities already subject to the Prevention of Significant Deterioration and Title V operating permit programs that increase their emissions of GHGs by 75,000 tons per year will be required to install control technology, known as “Best Available Control Technology,” to address the GHG emissions. Both the endangerment finding and stationary source rule are being challenged, however. If the EPA’s actions withstand legal challenge, the new obligations finalized in the stationary source rule could require us to incur increased costs. If we are unable to sell our refined products at a price that captures such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
     In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, our results of operations and cash flows could suffer.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
     From time to time, we have been sued or investigated for alleged violations of health, safety, environmental and other laws. If a lawsuit or enforcement proceeding were commenced or resolved against us, we could incur significant costs and liabilities. In addition, our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations, cash flows or prospects.
We are located in an area that has a history of hurricanes, the occurrence of which could materially affect our operations.
     In August 2008, our refinery sustained minor physical damage from Hurricane Gustav; however, the regional utilities were affected and, as a result, our refinery was without electric power for one week. Offshore crude oil production and gathering facilities were impacted by Gustav and a subsequent storm, which temporarily limited the availability of crude oil to our refinery. In the event a hurricane causes damage to our refinery, or the infrastructure necessary for the operation of the refinery, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining operations. Such an interruption could have a material adverse effect on our business, results of operations and cash flows.
Terrorist attacks, threats of war or actual war may negatively affect our operations, financial condition, results of operations and prospects.
     Terrorist attacks, threats of war or actual war, as well as events occurring in response to or in connection with them, may adversely affect our operations, financial condition, results of operations and prospects. Energy-related assets (such as our refinery) may be at greater risk of terrorist attacks than other possible targets in the United States. A direct attack on our assets or assets used by us could have a material adverse effect on our operations, financial condition, results of operations and prospects. In addition, any terrorist attack, threats of war or actual war could have an adverse impact on energy prices, including prices for our crude oil and refined products, and an adverse impact on refining margins. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.
Our insurance policies do not cover all losses, costs or liabilities that we may experience.
     We maintain significant insurance coverage, but it does not cover all potential losses, costs or liabilities, and our business interruption insurance coverage does not apply unless a business interruption exceeds a period of 45 days. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively affected.
     Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel, most of who are employed by an affiliate of our corporate parent, Alon USA. We do not currently maintain key man life insurance with respect to any member of our senior management team. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would need to hire other personnel to manage and operate our refinery and to develop our products and technology. We cannot assure you that we would be able to locate or employ qualified personnel on acceptable terms or at all.
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
     As of December 31, 2010, we had $207.0 million of total debt outstanding, all of which is secured. Subject to restrictions in the Indenture governing our Senior Secured Notes, we may incur additional indebtedness. Our indebtedness could have important consequences to you and significant effects on our business, including the following:
•	it may be more difficult for us to satisfy our financial obligations, including with respect to our Senior Secured Notes;

•	our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on our Senior Secured Notes as well as to fund excess cash flow offers on our Senior Secured Notes, which will reduce the funds available to use for operations and other purposes;

•	our ability to fund a change of control offer may be limited;

•	our ability to borrow additional funds may be limited;

•	our indebtedness could place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be restricted from making strategic acquisitions or exploiting other business opportunities; and

•	our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.
     We expect to use cash flow from operations to pay our expenses and scheduled interest and principal payments due under our Senior Secured Notes. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Consequently, our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay or pay interest on our Senior Secured Notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our Senior Secured Notes, sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms the Indenture governing our Senior Secured Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of our Senior Secured Notes and our ability to pay the amounts due under our Senior Secured Notes. In addition, if we default in the payment of amounts due on our Senior Secured Notes, it would give rise to an event of default under the Indenture governing our Senior Secured Notes. In the event of any acceleration, there can be no assurance that we will have enough cash to repay our outstanding Senior Secured Notes.
Despite our current indebtedness level, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
     We may be able to incur substantial additional indebtedness in the future. The terms of the Indenture governing our Senior Secured Notes do not fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks that we now face could intensify.
Our Indenture governing our Senior Secured Notes imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
     Our Indenture governing our Senior Secured Notes imposes, and future debt agreements may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:
•	incur additional indebtedness;

•	repay our Senior Secured Notes prior to stated maturities;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates; and

•	otherwise conduct certain corporate activities.

     These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect to our Senior Secured Notes.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     As of March 1, 2011, Alon USA is the only holder of all of the Company’s outstanding voting capital stock. There is no established public trading market for the Company’s common stock. We did not declare or pay dividends on our capital stock in 2010 or 2009. Our debt agreements contain provisions that limit our ability to pay dividends.
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
     The selected historical financial data as of and for the years ended December 31, 2010 and 2009 has been derived from our audited financial statements, located elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the year ended December 31, 2008 has been derived by combining our predecessor’s audited financial statements for the six months ended June 30, 2008, which are included elsewhere in this Annual Report on Form 10-K, with the successor’s audited financial statements for the six months ended December 31, 2008. The selected historical financial data as of and for the years ended December 31, 2007 and 2006 has been derived from our predecessor’s audited financial statements, which are included elsewhere in this Annual Report on Form 10-K.

     The following selected historical financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor		Combined(1)	Predecessor
	Year Ended December 31,
	2010	2009	2008	2007	2006
			Unaudited
			(dollars in thousands)
Statement of Operations Data:
Net sales	$1,254,663	$1,156,883	$2,594,026	$2,293,486	$2,450,200
Operating costs and expenses:
Cost of sales	1,222,647	1,031,368	2,531,201	2,143,920	2,245,070
Direct operating expenses	62,321	74,007	89,096	84,388	72,754
Selling, general and administrative expenses	6,890	7,328	2,812	4,632	4,921
Unrealized loss associated with consignment inventory	3,537	—	—	—	—
Depreciation and amortization expenses	21,844	20,485	13,333	9,677	8,259

Total operating costs and expenses	1,317,239	1,133,188	2,636,442	2,242,617	2,331,004

Operating income (loss)	(62,576)	23,695	(42,416)	50,869	119,196
Other income (expense), net	(4,105)	17	258	1	34
Interest expense	(47,695)	(69,090)	(24,382)	—	—

Income (loss) before income tax expense (benefit)	(114,376)	(45,378)	(66,540)	50,870	119,230
Income tax expense (benefit)	—	—	(19,680)	17,276	43,510

Net income (loss)	$(114,376)	$(45,378)	$(46,860)	$33,594	$75,720

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$29,700	$153,237	$(8,400)	$26,678	$77,724
Net cash used in investing activities	(18,483)	(45,381)	(492,540)	(9,992)	(41,876)
Net cash provided by (used in) financing activities	(37,101)	(81,694)	500,927	(16,684)	(35,843)
Capital expenditures	7,350	12,404	9,948	9,001	38,106
Capital expenditures for turnaround and catalyst	2,383	13,290	1,858	995	3,773

Balance Sheet Data (end of period):
Cash and cash equivalents	$277	$26,161	$—	$13	$11
Property, plant and equipment, net	350,072	362,265	335,555	142,845	141,622
Total assets	406,245	482,837	633,903	229,152	207,452
Total debt	207,378	288,980	449,105	—	—
Stockholders’ equity	(4,133)	62,003	87,790	186,520	169,610

(1)	The statements of operations data and cash flow data for the year ended December 31, 2008 is presented on an unaudited combined basis comprised of two periods: predecessor and successor. We are required under GAAP to present our operating results separately for predecessor periods preceding the acquisition and the successor periods following the acquisition. However, we believe that presentation on a combined basis is more meaningful as it allows the financial and operating data to be analyzed to comparable periods in 2006, 2007, 2009 and 2010. See “Selected Financial Data” included on the previous page of this Annual Report on Form 10-K for details on the predecessor and successor periods. The predecessor, successor and combined financial data is as follows:

	Predecessor	Successor	Combined
	Period from	Period from
	January 1,	July 1, Through	Year Ended
	Through June 30,	December 31,	December 31,
	2008	2008	2008
			(Unaudited)
		(Dollars in thousand)
Statement of Operations Data:
Net sales	$1,539,629	$1,054,397	$2,594,026
Cost of sales	1,543,665	987,536	2,531,201
Direct operating expenses	43,721	45,375	89,096
Selling, general and administrative expenses	1,909	903	2,812
Depreciation and amortization expenses	4,841	8,492	13,333

Operating income (loss)	(54,507)	12,091	(42,416)
Other income, net	2	256	258
Interest expense	—	(24,382)	(24,382)

Loss before income tax benefit	(54,505)	(12,035)	(66,540)
Income tax benefit	(19,680)	—	(19,680)

Net loss	$(34,825)	$(12,035)	$(46,860)

Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$(20,208)	$11,808	$(8,400)
Net cash used in investing activities	(8,076)	(484,464)	(492,540)
Net cash provided by financing activities	28,271	472,656	500,927
Capital expenditures	6,495	3,453	9,948
Capital expenditures for turnaround and catalyst	1,858	—	1,858

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
     Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana and Heavy Louisiana Sweet crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our refinery;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition in ways that we currently cannot predict; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors.”

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
     The discussions in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2008 are presented on an unaudited combined basis for the predecessor and successor periods. The results for these periods are presented, but are not discussed, separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2010 and 2009.
     The financial reporting periods are presented as follows:
•	The year ended December 31, 2010 compared to the year ended December 31, 2009. The year ended December 31, 2010 and 2009, respectively, represent the audited financial and other operating data of Alon Refining Krotz Springs, Inc.

•	The year ended December 31, 2009 compared to the year ended December 31, 2008. The year ended December 31, 2008 is presented on an unaudited combined basis for the predecessor and successor periods discussed above.
Refinery Overview
     We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 bpd. Placed into service in 1980, our refinery is the second newest complex, grassroots refinery built in the United States. Our refinery is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial Pipeline, providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers.
     Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input.
     Our refinery’s Residual Fluid Catalytic Cracking Unit (“Residual FCCU”) allows us to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional fluid catalytic cracking technologies. Our refinery’s assets are structured to yield approximately 101.5%, meaning that for each 100 barrels of crude oil and feedstocks input into our refinery, we typically produce 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and LPG, and the remaining 2.5% is primarily heavy oils.

Refinery History
     In 1980, Hill Petroleum completed the initial construction of our refinery and commenced operations with a crude unit, vacuum unit and reformer. Our refinery subsequently went through several upgrades, including the addition of an FCCU in 1982, a 3,300 bpd polymerization unit in 1986, and a 4,500 bpd isomerization unit in 1992. Valero Energy Corporation (“Valero”) acquired our refinery in 1997, upgraded the FCCU to a 34,100 bpd Residual FCCU in 2002 and installed an 18,000 bpd gasoline desulfurization unit (“GDU”) in 2006.
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration in the form of earnout payments. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $8.8 million in 2010 and $19.7 million in 2009, respectively. We have agreed to pay Valero an additional sum of approximately $6.5 million in three installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.
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
     Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is comprised of equal amounts of Heavy Louisiana Sweet, or HLS crude oil, and Light Louisiana Sweet, or LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of LLS crude oil (which also approximates the value of HLS crude oil) and the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our refinery.
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
Refinery Acquisition
     Effective July 1, 2008, Alon USA completed the acquisition of our refinery and related assets through the acquisition of all of the capital stock of Valero Refining Company — Louisiana from Valero. The purchase price was $333.0 million in cash plus $141.5 million for working capital, including inventories, as well as future consideration due in the form of earnout payments. The purchase of our refinery by Alon USA and related financing transactions increased the property, plant and equipment value to $341.7 million, inventories to $145.0 million, and debt by $443.5 million. Additionally, inventory adjustments of $127.4 million were made to cost of sales for the six months ended December 31, 2008, related to the July 1, 2008 acquisition. In 2009, we increased property, plant and equipment by an additional $35.0 million as a result of an amended earnout agreement with Valero.
Throughput
     Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers product availability, margin environment and the availability of resources to perform the required maintenance. Due to the refinery operating margin environment, we accelerated the turnaround that was originally scheduled for the first quarter of 2010 to November 2009. Operations at our refinery resumed in June 2010. In 2009, refinery throughput was reduced due to our optimization of throughput to respond to declining margins, to reduce borrowings under our Revolving Credit Facility prior to the amendments to our credit facilities in April 2009 and due to the effects of regularly scheduled maintenance. In 2008, refinery throughput was reduced due to the hurricane activity discussed below and the effects of regularly scheduled maintenance during the first nine months of 2008.
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
Hurricane Activity
     The aftermath of Hurricanes Gustav and Ike in the third quarter of 2008 resulted in the shutdown of approximately 25% of the refining capacity in the United States which greatly influenced the production and supply of both crude oil and refined products throughout the United States. Hurricane Gustav directly affected our refinery causing power outages and crude oil supply disruption.

ALON REFINING KROTZ SPRINGS INC.

			Predecessor	Successor	Combined
			Six Months	Six Months	Twelve Months
	Year Ended	Year Ended	Ended	Ended	Ended
	December 31,	December 31,	June 30,	December 31,	December 31,
	2010	2009	2008	2008	2008
					(Unaudited)
	(Dollars in thousands, except per barrel data and pricing statistics)
Statement of Operations Data:
Net sales	$1,254,663	$1,156,883	$1,539,629	$1,054,397	$2,594,026
Operating costs and expenses:
Cost of sales	1,222,647	1,031,368	1,543,665	987,536	2,531,201
Direct operating expenses	62,321	74,007	43,721	45,375	89,096
Selling, general and administrative expenses	6,890	7,328	1,909	903	2,812
Unrealized loss associated with consignment inventory (1)	3,537	—	—	—	—
Depreciation and amortization expenses	21,844	20,485	4,841	8,492	13,333

Total operating costs and expenses	1,317,239	1,133,188	1,594,136	1,042,306	2,636,442

Operating income (loss)	(62,576)	23,695	(54,507)	12,091	(42,416)
Other income (expense), net	(4,105)	17	2	256	258
Interest expense	(47,695)	(69,090)	—	(24,382)	(24,382)

Loss before income tax benefit	(114,376)	(45,378)	(54,505)	(12,035)	(66,540)
Income tax benefit	—	—	(19,680)	—	(19,680)

Net loss	$(114,376)	$(45,378)	$(34,825)	$(12,035)	$(46,860)

Operating Data:
Refinery Throughput (bpd):
Light sweet crude	23,810	22,942			35,785
Heavy sweet crude	14,535	22,258			24,421
Blendstocks	899	3,137			2,323

Total refinery throughput (2)	39,244	48,337			62,529

Refinery Production (bpd):
Gasoline	15,812	22,264			26,403
Diesel/Jet	18,986	21,318			29,624
Heavy oils	1,515	1,238			1,484
Others	3,107	4,258			5,892

Total refinery production (3)	39,420	49,078			63,403

Key Operating Statistics:
Refinery utilization (4)	46.1%	65.3%			72.5%
Per barrel of throughput:
Refinery operating margin (5)	$2.24	$5.66			$3.21
Refinery direct operating expense (6)	4.36	4.22			3.89
Capital expenditures	7,350	12,404			9,948
Capital expenditures for turnaround and catalyst	2,383	13,290			1,858
Pricing Statistics:
WTI crude oil (per barrel)	$79.41	$61.82			$99.56
LLS crude oil (per barrel)	82.76	64.39			102.24
LLS less WTI spread	3.35	2.57			2.68
2/1/1 Gulf Coast high sulfur diesel crack spread (per barrel)	7.75	6.50			11.28
Gulf Coast unleaded gasoline(cpg)	205.2	163.5			247.1
Gulf Coast high sulfur diesel (cpg)	209.9	161.9			280.8
Natural gas (per mmbtu)	$4.38	$4.16			$8.90

(1)	Unrealized loss associated with consignment inventory for the year ended December 31, 2010, is a mark-to-market adjustment for the associated consigned inventory liabilities. Crude oil consignment inventory represents inventory located at storage facilities that was sold to third parties with an obligation by us to repurchase the inventory at then prevailing market prices when the respective agreements end. At December 31, 2010, we had 0.3 million barrels of crude oil inventory consigned to others with a market value of $23.1 million.

(2)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(3)	Total refinery production represents the barrels per day of various products produced from processing crude oil and other feedstocks through the crude unit and other conversion units at our refinery.

(4)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds. See previous discussion in “Factors Affecting Comparability” for more information regarding throughput.

(5)	Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial hedging transactions and inventory adjustments related to the acquisition of our refinery) attributable to our refinery by its throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margins to these crack spreads to assess our operating performance relative to other participants in our industry. There were unrealized hedging gains of $25.6 million for the year ended December 31, 2009, and unrealized hedging gains of $117.5 million for the six months ended December 31, 2008. The 2008 refinery operating margin also excludes a charge of $127.4 million to cost of sales for inventory adjustments related to the acquisition. Additionally, the refinery margin for 2009 excludes realized gains related to the unwind of the heating oil crack spread hedge of $139.3 million.

(6)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses, exclusive of depreciation and amortization, by the total throughput volumes.

Year ended December 31, 2010 compared to year ended December 31, 2009
     Net Sales. Net sales in 2010 increased by $97.8 million, or 8.4%, to $1,254.7 million from $1,156.9 million in 2009. The increase in net sales was primarily due to higher refined product prices partially offset by lower refinery throughput in 2010 due to the refinery shutdown for turnaround activities until its restart in June 2010. The average price of Gulf Coast unleaded gasoline in 2010 increased 41.7 cpg, or 25.5%, to 205.2 cpg, compared to 163.5 cpg for 2009. The average Gulf Coast high sulfur diesel price in 2010 increased 48.0 cpg, or 29.6%, to 209.9 cpg compared to 161.9 cpg in 2009. Total refinery throughput in 2010 averaged 39,244 bpd compared to 48,337 bpd in 2009, a decrease of 18.8%.
     Cost of Sales. Cost of sales in 2010 increased by $191.2 million, or 18.5%, to $1,222.6 million from $1,031.4 million in 2009. The increase in cost of sales was primarily due to higher crude oil prices in 2010, a widening of the LLS to WTI spread for the period since the refinery’s restart in June 2010 and the realized gain recognized in 2009 for the unwind of the heating oil hedge partially offset by lower refinery throughput in 2010. The average price of WTI crude oil in 2010 increased $17.59 per barrel, or 28.5%, to $79.41 per barrel, compared to $61.82 per barrel in 2009. The average LLS to WTI spread increased $0.78 per barrel, or 30.4%, to $3.35 per barrel in 2010 from $2.57 per barrel in 2009.
     Direct Operating Expenses. Direct operating expenses in 2010 decreased to $62.3 million from $74.0 million in 2009, a decrease of approximately $11.7 million, or 15.8%. This decrease was primarily attributable to lower refinery throughput due to the refinery shutdown for turnaround activities until its restart in June 2010 and lower catalyst expenditures partially offset by higher natural gas prices in 2010.
     Selling, General and Administrative Expenses. SG&A expenses in 2010 decreased to $6.9 million from $7.3 million in 2009, a decrease of approximately $0.4 million, or 5.5%. This decrease was primarily due to lower corporate overhead and marketing expenses.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses in 2010 increased to $21.8 million from $20.5 million in 2009, an increase of approximately $1.3 million, or 6.3%. This increase was primarily attributable to depreciation expense related to capital expenditures placed into service and amortization expense on the turnaround completed in 2010.
     Operating income (loss). Operating income (loss) in 2010 decreased to ($62.6) million from $23.7 million in 2009, a decrease of $86.3 million. This decrease was primarily attributable to the decreased refining margin, realized gains recognized from the unwind of the heating oil hedge in 2009 and higher depreciation expenses in 2010 partially offset by lower direct operating expenses. The refinery operating margin for 2010 was $2.24 per barrel compared to $5.66 per barrel for 2009.
     Interest expense. Interest expense for 2010 was $47.7 million compared to $69.1 million in 2009. The decrease is primarily due to $20.5 million of unamortized debt issuance costs written off as a result of the prepayment of $163.8 million of term debt in 2009 and $5.7 million of interest expenses related to the liquidation of our heating oil hedge in 2009. This was partially offset by $6.7 million of debt issuance costs written off associated with our prepayment of our revolving credit facility in 2010.
     Income tax benefit. Income tax benefit in 2010 and 2009 was $0.0 million. Our effective tax rate was 0.0% in both 2010 and 2009.
     Net loss. Net loss increased to $114.4 million in 2010 from $45.4 million in 2009. This increase in net loss was attributable to the factors discussed above.

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
     Interest expense. Interest expense for 2009 was $69.1 million compared to $24.4 million in 2008. The increase was primarily due to interest on our borrowings and letter of credit fees related to the acquisition of our refinery in July 2008, interest expenses related to the liquidation of our heating oil hedge in 2009 of $5.7 million and the write-off of unamortized debt issuance costs of $20.5 million as a result of the prepayment of the Term Loan in 2009.
     Income tax expense (benefit). Income tax expense (benefit) in 2009 was $0.0 million compared to income tax expense (benefit) of ($19.7) million in 2008. The increase resulted from no income tax benefit recognized on our pre-tax loss in 2009 compared to a partial benefit recognized on our pre-tax loss in 2008. Our effective tax rate was 0.0% in 2009, compared to an effective tax rate of 29.6% in 2008.
     Net income (loss). Net income (loss) decreased to ($45.4) million in 2009 from ($46.9) million in 2008. This decrease was attributable to the factors discussed above.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand and cash generated from operating activities. Although our parent company and its parent have no obligation to make any capital contributions in the future, they both have previously made several contributions to our capital. In addition, our parent company has a $60.0 million letter of credit facility that may be available to us.
     In April 2010, we entered into a Supply and Offtake Agreement, which was amended in May 2010 and March 2011 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), to support the operation of the refinery at a minimum of 72,000 bpd. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) we agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.
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
     Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or equity securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes. Pursuant to our growth strategy, we will also consider from time to time acquisitions of, and investments in, assets or businesses that complement our existing assets and businesses. Acquisition transactions, if any, are expected to be financed through cash on hand and from operations, bank borrowings, the issuance of debt or equity securities or a combination of two or more of those sources.
Cash Flows
     The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities for 2010, 2009 and 2008:

	Successor	Successor	Combined
	Year Ended December 31,
	2010	2009	2008
			(Unaudited)
Net cash provided by (used in):
Operating activities	$29,700	$153,237	$(8,400)
Investing activities	(18,483)	(45,382)	(492,540)
Financing activities	(37,101)	(81,694)	500,927

Net increase (decrease) in cash and cash equivalents	$(25,884)	$26,161	$(13)

Cash Flows Provided By (Used In) Operating Activities
     Net cash provided by operating activities was $29.7 million in 2010 compared to cash provided by operating activities of $153.2 million in 2009. The decrease in cash provided by operating activities primarily reflects the lower net loss in 2009 compared to 2010, adjusted for non-cash reconciling items, and the receipt of proceeds in April 2009 from the termination of the 2008 Hedging Agreement.
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

Cash Flows Used In Investing Activities
     Net cash used in investing activities has principally been used for capital expenditures, including expenditures for turnarounds and catalysts. Capital expenditures were $9.7 million, $25.7 million and $3.5 million in 2010, 2009 and 2008, respectively. We made payments under the amended earnout agreement of $8.8 million and $19.7 million in 2010 and 2009, respectively. Cash used in investing activities in 2008 included $481.0 million used to purchase our refinery and working capital items, including initial inventories.
Cash Flows Provided By (Used In) Financing Activities
     Net cash used in financing activities was ($37.1) million in 2010 compared to net cash used in financing activities of ($81.7) million in 2009. This decrease in cash used in 2010 was primarily due to lower net payments on long-term debt in 2010. Additionally, in 2010 we received an equity contribution from our parent of $41.0 million and proceeds of $6.3 million received under an inventory supply agreement. In 2009, payments on long- term debt were offset by proceeds of $205.4 million received from the issuance of the senior secured notes in late 2009 (net of debt issuance costs of $16.5 million), proceeds of $20.2 million received under an inventory supply agreement and equity contributions of $25.0 million received from our parent company and its parent company.
     Net cash used in financing activities was ($81.7) million in 2009 compared to net cash provided by financing activities of $500.9 million in 2008. This increase in cash used in 2009 was primarily the utilization of cash from the termination of the 2008 Hedging Agreement, equity contributions received from our parent company and its parent company and cash from operations used for the repayment of borrowings under the Term Loan and Revolving Credit Facility. Cash provided by financing activities for 2008 reflects the proceeds from the Term Loan and Revolving Credit Facility and contributions from our parent company and its parent company, used for the acquisition of our refinery and working capital items, including initial inventories.
Summary of Indebtedness
     Senior Secured Notes. In October 2009, we issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216.5 million in a private offering. In February 2010, we exchanged $216.5 million of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions. The Senior Secured Notes were issued at an offering price of 94.857% and we received gross proceeds of $205.4 million (before fees and expenses related to the offering). We used the proceeds to repay in full all outstanding obligations under our term loan at that time. The remaining proceeds from the offering were used for general corporate purposes.
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

     At December 31, 2010 and December 31, 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $207.4 million and $205.7 million, respectively. We are utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. In March 2010, we entered into a $65.0 million short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility was drawn upon closing and all outstanding amounts were repaid during 2010.
     Revolving Credit Facility. In March 2010, we terminated our revolving credit facility agreement and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, we recorded a write-off of unamortized debt issuance costs of $6.7 million as interest expense in the first quarter of 2010.
     Borrowings of $83.3 million and outstanding letters of credit of $2.8 million were outstanding under the revolving credit facility at December 31, 2009.
Capital Spending
Capital Spending
     Each year our Board of Directors approves capital projects, including regulatory and planned turnaround projects that our management is authorized to undertake in our annual capital budget. Additionally, at times when conditions warrant or as new opportunities arise, other projects or the expansion of existing projects may be approved. Our capital expenditure budgets, including expenditures for chemical catalyst and turnarounds, for 2011 and 2012 are $10.5 million and $28.0 million, respectively.
     The following table summarizes our expected capital expenditures for 2011 and 2012 by major category:

	2011	2012
	(dollars in thousands)
Sustaining maintenance	$8,587	$12,335
Growth/profit improvement/other	1,600	11,200
Chemical catalyst and turnaround	350	4,500

Total Capital Expenditures	$10,537	$28,035

     Turnaround and Chemical Catalyst Costs. Our 2010 turnaround and chemical catalyst costs were $2.4 million.
     Between our major turnarounds, we also perform periodic scheduled turnaround projects on various units at our refinery. A summary of our expected turnaround and chemical catalyst costs for the following five years are as follows:

	2011	2012	2013	2014	2015
	(dollars in thousands)
Scheduled turnaround costs	$—	$4,500	$7,500	$4,300	$15,400
Chemical catalyst costs	350	—	350	7,000	350

Total	$350	$4,500	$7,850	$11,300	$15,750

Contractual Obligations
     Our contractual obligations as of December 31, 2010 are summarized by years to maturity as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Cash Obligations:
Long-term debt obligations	$207,378	$—	$—	$207,378	$—
Operating lease obligations	3,276	535	815	725	1,201
Earnout agreement with Valero	6,562	6,562	—	—	—

Total contractual cash obligations	$217,216	$7,097	$815	$208,103	$1,201

Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Earnout Agreement with Valero
     In connection with Alon USA’s acquisition of our refinery, we entered into an earnout agreement with Valero, dated as of July 3, 2008, providing for three payments over a three-year period to Valero based on the average market prices for crude oil, regular unleaded gasoline, and ultra-low sulfur diesel in each of the three twelve-month periods following the acquisition compared to minimum thresholds. Each of the earnout payments, if applicable, was to be paid within 30 days of each of the first three anniversaries of the date of the earnout agreement. In August 2009, we amended the earnout agreement with Valero to replace future earnout payments with fixed future payments. As a result, we paid Valero approximately $8.8 million in 2010 and $19.7 million in 2009. We have agreed to pay an additional sum of approximately $6.5 million in three installments of approximately $2.2 million per quarter through the third quarter of 2011 for earnout payments in an aggregate amount of $35.0 million.
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
     Inventory. Crude oil, refined products and blendstocks are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a

LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales.
     Environmental and Other Loss Contingencies. We record liabilities for loss contingencies, including environmental remediation costs, when such losses are probable and can be reasonably estimated. Our environmental liabilities represent the estimated cost to investigate and remediate contamination at our properties. Our estimates are based upon internal and third-party assessments of contamination, available remediation technology and environmental regulations. Accruals for estimated liabilities from projected environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. We do not discount environmental liabilities to their present value unless payments are fixed and determinable. We record them without considering potential recoveries from third parties. Recoveries of environmental remediation costs from third parties are recorded as assets when receipt is deemed probable. We update our estimates to reflect changes in factual information, available technology or applicable laws and regulations.
     Turnarounds and Chemical Catalyst Costs. We record the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “Other assets” in our financial statements. Turnaround and catalyst costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalysts costs are presented in “Depreciation and amortization” in our financial statements.
     Impairment of Long-Lived Assets. We account for impairment of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10, Property, Plant, and Equipment. In evaluating our assets, long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on our judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
     Deferred Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our results of operations are included in the consolidated U.S. Federal income tax return of Alon USA. For financial reporting purposes, federal tax expense is allocated to us as if a separate return was filed.
     Asset Retirement Obligations. We use ASC Subtopic 410-20, Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of ASC Subtopic 410-20 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. ASC Subtopic 410-20 also requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
     In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are subjective.

     Intangible Assets. Intangible assets are assets that lack physical substance (excluding financial assets). Intangible assets with indefinite useful lives are not amortized and intangible assets with finite useful lives are amortized on a straight-line basis over 1 to 40 years. Intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company uses December 31 of each year as the valuation date for annual impairment testing purposes.
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
     We maintain inventories of crude oil, refined products, and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2010, we held approximately 0.3 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $54.64 per barrel. Market value exceeded carrying value of LIFO costs by $9.8 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.3 million.
     In accordance with fair value provisions of ASC 825–10, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.

     The following table provides information about our derivative commodity instruments as of December 31, 2010:

	Contract
	Volume	Wtd Avg	Wtd Avg	Contract
Description of Activity	(in barrels)	Price	Price	Value	Fair Value	Gain (Loss)
				(in thousands)
Forwards — long (Crude)	101,475	91.93	—	$9,329	$9,552	$223
Forwards — short (Crude)	(143,466)	—	91.93	(13,189)	(13,505)	(316)
Forwards — long (Gasoline)	168,731	94.00	—	15,861	16,535	674
Forwards — short (Slurry)	(36,999)	—	69.71	(2,579)	(2,628)	(49)
Forwards — long (Catfeed)	9,641	91.54	—	883	919	36
Forwards — short (Slop)	(10,976)	—	79.23	(870)	(893)	(23)
Forwards — long (Diesel)	226,067	101.44	—	22,932	23,533	601
Forwards — short (Diesel)	(50,012)	—	101.03	(5,053)	(5,218)	(165)

	Contract	Wtd Avg	Wtd Avg
	Volume	Contract	Market	Contract
Description of Activity	(in barrels)	Spread	Spread	Value	Fair Value	Gain (Loss)
				(in thousands)
Futures — swaps (Heating Oil)	218,800	11.38	8.26	$2,489	$1,808	$(681)
Futures — calls (Heating oil)	(3,008,500)	13.43	14.49	(40,394)	(43,581)	(3,187)
Interest Rate Risk
     As of December 31, 2010, all of our outstanding debt was at fixed rates.
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

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon Refining Krotz Springs, Inc. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In management’s evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management
     Our current directors and executive officers, their ages as of January 31, 2011, and their business experience during the past five years are set forth below:

Name	Age	Position
David Wiessman	56	Executive Chairman of the Board of Directors
Jeff D. Morris	59	Director and Chief Executive Officer
Paul Eisman	55	Director and President
Shai Even	42	Director, Senior Vice President and Chief Financial Officer
Joseph Israel	39	Director, Chief Operating Officer
Joseph A. Concienne, III	60	Director
Claire A. Hart	55	Senior Vice President
Alan Moret	56	Vice President of Supply
Michael Oster	39	Vice President of Mergers and Acquisitions
William Wuensche	50	Vice President of Refining
     David Wiessman has served as Executive Chairman of our Board of Directors since July 2008. Mr. Wiessman has also served as Executive Chairman of the Board of Directors of Alon USA since July 2000 and served as President and Chief Executive Officer of Alon USA from its formation in 2000 until May 2005. Mr. Wiessman has over 25 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon USA’s parent company. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Executive Chairman of the Board of Directors of Alon Holdings Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange, or NYSE, and the Tel Aviv Stock Exchange, or TASE; Executive Chairman of Blue Square Real Estate Ltd., which is listed on the TASE, and Executive Chairman of the Board and President of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE, and all of which are subsidiaries of Alon Israel.
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
     Paul Eisman has served as our President since March 2010 and a director since August 2010. Mr. Eisman has served as the President of Alon USA since March 2010. Prior to joining Alon, Mr. Eisman was Executive Vice President, Refining & Marketing Operations at Frontier Oil Corporation from 2006 to 2009 and held various positions at KBC Advanced Technologies from 2003 to 2006, including Vice President of North American Operations. During 2002, Mr. Eisman was Senior Vice President of Planning for Valero Energy Corporation following Valero’s acquisition of Ultramar Diamond Shamrock. Prior to the acquisition, Mr. Eisman had a 24-year career with Ultramar Diamond Shamrock, serving in many technical and operational roles including Executive Vice President of Corporate Development and Refinery Manager at the McKee refinery.

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
     Joseph A. Concienne, III has served as a director since July 2008 and served as our Vice President from July 2008 until his retirement in February 2011. Mr. Concienne also served as Senior Vice President of Refining of Alon USA from August 2008 to February 2011and served as Senior Vice President of Refining and Transportation of Alon USA from May 2007 to August 2008 and Vice President of Refining and Transportation of Alon USA from March 2001 to May 2007. Prior to joining Alon USA, Mr. Concienne served as Director of Operations/General Manager for PolyOne Corporation in Seabrook, Texas from 1998 to 2001. He served as Vice President/General Manager for Valero Refining and Marketing, Inc. in 1998, and as Manager of Refinery Operations and Refinery Manager for Phibro Energy Refining (now known as Valero Refining and Marketing, Inc.) from 1985 to 1998.
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
ITEM 11. EXECUTIVE COMPENSATION.
     The following table sets forth the name and title of our principal executive officer and principal financial officer and our three other most highly compensated executive officers, which we refer to as the named executive officers:

Name	Title
Jeff D. Morris	Chief Executive Officer
Shai Even	Senior Vice President and Chief Financial Officer
Joseph Israel	Chief Operating Officer
Michael Oster	Vice President of Mergers and Acquisitions
Alan Moret	Vice President of Supply
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
Employment Agreements and Change of Control Arrangements
     Jeff D. Morris. Our parent company is party to an Executive Employment Agreement with Jeff Morris, the initial term of which was through April 30, 2003, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Morris currently receives a base salary of $333,100 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Morris is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan and stock option plans of Alon USA Operating, Inc. and Alon Assets, Inc., each subsidiaries of our parent company. Additionally, our parent company is required to provide Mr. Morris with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Morris is subject to a covenant not to compete during the term of his employment and for nine months after the date of his termination. In the event that Mr. Morris is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement) he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Morris from disclosing our parent company’s proprietary information received through his employment.
     Shai Even. Our parent company is a party to an Executive Employment Agreement with Shai Even to serve initially through August 1, 2006, and subsequently for one-year terms upon automatic renewal unless terminated by either party. Mr. Even currently receives a base salary of $300,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Even is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Even with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Even is subject to a covenant not to compete during the term of his employment. In the event that Mr. Even is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Even from disclosing our parent company’s proprietary information received through his employment.
     Joseph Israel. Our parent company is a party to a Management Employment Agreement with Joseph Israel to serve through April 30, 2010, which automatically renews for one-year terms unless terminated by either party. Mr. Israel currently receives a base salary of $288,500 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Israel is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Israel with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Israel is subject to a covenant not to compete during the term of his employment. In the event that Mr. Israel is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Israel from disclosing our parent company’s proprietary information received through his employment.
     Michael Oster. Our parent company is party to a Management Employment Agreement with Michael Oster to serve initially through January 1, 2006, and subsequently for one-year terms upon automatic renewal unless terminated by either party. Mr. Oster currently receives a base salary of $255,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Oster is entitled to participate in our parent company’s annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Oster with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Oster is subject to a covenant not to compete during the term of his employment. In the event that Mr. Oster is terminated without cause (as defined in the agreement) or resigns upon at least 30 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months’ base salary. This agreement also prohibits Mr. Oster from disclosing our parent company’s proprietary information received through his employment.
     Alan Moret. Our parent company is party to an Employment Agreement with Alan Moret, the initial term of which was through November 2005, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Moret currently receives a base salary of $318,101 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Moret is entitled to participate in our parent company’s annual cash bonus plans and a 401(k) plan with matching contribution from Alon of up to 6% of Mr. Moret’s base salary. Additionally, our parent company is required to provide Mr. Moret with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. In the event that (i) Mr. Moret is terminated without cause (as defined in the agreement), (ii) our parent company does not elect to extend the employment term (as defined in the agreement) or (iii) Mr. Moret resigns upon at least 90 days’ prior written notice for good reason (as defined in the agreement), he will be entitled to receive any earned but unpaid annual bonus as of the date of termination for the previous year and a severance payment equal to four years’ base salary, provide that, he will receive an additional years’ base salary if our parent company terminates his employment prior to the then effective employment term. In the event that Mr. Moret’s employment is terminated due to death or disability (as defined in the agreement), he will be entitled to receive any earned but unpaid annual bonus as of the date of termination for the previous year, the prorated share of his annual bonus for the current year and a severance payment equal to four years’ base salary. This agreement also prohibits Mr. Moret from disclosing our parent company’s proprietary information received through his employment.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     A portion of the purchase price for the acquisition of our refinery from Valero was provided through an $80 million equity investment in our direct parent company, Alon Refining Louisiana, Inc., (“ARL”), by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21.7 million equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66.0 million of standby letters of credit, without recourse to us, to support increased borrowing capacity under our revolving credit facility.
     In connection with the loan amendments in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25.0 million in the equity of ARL, which was contributed by ARL to our company, and arranged for the issuance of an additional $25.0 million of standby letters of credit without recourse to us.
     In 2010, Alon USA invested an additional $41.0 million in the equity of ARL, which was contributed by ARL to our Company. Also in 2010, in connection with the termination of our revolving credit facility, $76.0 million of letters of credit support was returned to Alon Israel and Alon USA and its affiliates.
     These contributions, together with the equity and letters of credit support provided at the time of the acquisition, resulted in approximately $167.7 million of equity and $15.0 million of letters of credit support provided to our company from Alon Israel and Alon USA and its affiliates.
     As a subsidiary of Alon USA, we operate as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of our company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for our company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services and functions. Alon USA allocates the expenses actually incurred by it in performing these services to our company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. We record the amount of such allocations to our company in our financial statements as selling, general and administrative expenses. For the years ended December 31, 2010 and December 31, 2009, we recorded selling, general and administrative expenses of $6.8 million and $7.3 million, respectively, with respect to allocations from Alon USA for such services.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q were $0.2 million for the year ended December 31, 2010.
     Audit-Related Fees. There were no fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under “Audit Fees” in 2010.
     Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2010.
     All Other Fees. No fees were billed by KPMG for products and services not described above in 2010.
     Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Board of Directors. During 2010, all of the services performed for us by KPMG were pre-approved by the Board of Directors. The Board of Directors has considered the compatibility of non-audit services with KPMG’s independence.

PART IV
      ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Schedule, see “Index to Financial Statements and Schedule” on page F-1.

(a)	Schedule II — Valuation and Qualifying accounts is included in the Notes to Financial Statements.

(2)	Exhibits: Reference is made to the Index of Exhibits immediately preceding the exhibits hereto, which index is incorporated herein by reference.

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Alon Refining Krotz Springs, Inc., as amended by the Certificate of Amendment to Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.3	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.4	Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 19, 2009, SEC File No. 001-32567).

10.5†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.5 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.6†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.6 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.7†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.7 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.8	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.9	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.10	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on April 27, 2009, SEC File No. 001-32567).

Exhibit
Number	Description
10.11	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.12	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.13	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on August 6, 2009, SEC File No. 001-32567).

10.14*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.15*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.16*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.17*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.18*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.19*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.20*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.21*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.22*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).

10.23*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.24*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.25*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

Exhibit
Number	Description
10.26*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.27*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.28*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.29*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.30*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.31*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.32*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.33	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.35 to Form 10-K, filed by Alon Refining Krotz Springs, Inc. on March 16, 2006, SEC File No. 333-163942).

10.34	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.35	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.36	Amendment No. 3 to Credit Agreement, dated August 11, 2010 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 13, 2010, 2010, SEC File No. 001-32567).

10.37	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.38	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number	Description
23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.

ALON REFINING KROTZ SPRINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Audited Financial Statements:
Independent Auditors’ Report	F-2
Balance Sheets as of December 31, 2010 and 2009	F-3
Statements of Operations for the years ended December 31, 2010, 2009, and the period from July 1, 2008 (inception) through December 31, 2008	F-4
Statements of Stockholders’ Equity for years ended December 31, 2010, 2009 and the period from July 1, 2008 (inception) through December 31, 2008	F-5
Statements of Cash Flows for the years ended December 31, 2010, 2009 and the period from July 1, 2008 (inception) through December 31, 2008	F-6
Notes to Financial Statements	F-7

Krotz Springs Refining Business of Valero Energy Corporation

Audited Financial Statements:
Independent Auditors’ Report	F-22
Balance Sheets as of June 30, 2008 and December 31, 2007 and December 31, 2006	F-23
Statements of Operations for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007	F-24
Statements of Changes in Net Parent Investment for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007.	F-25
Statements of Cash Flows for the six months ended June 30, 2008 and each of the years in the two-year period ended December 31, 2007	F-26
Notes to Financial Statements	F-27

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon Refining Krotz Springs, Inc.:
We have audited the accompanying balance sheets of Alon Refining Krotz Springs, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010 and for the period from July 1, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alon Refining Krotz Springs, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 and for the period from July 1, 2008 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Dallas, Texas
March 14, 2011

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$277	$26,161
Accounts receivable	5,805	8,344
Inventories	18,561	54,623
Prepaid expenses	1,958	615

Total current assets	26,601	89,743

Property, plant and equipment, net	350,072	362,265
Other assets	29,572	30,829

Total assets	$406,245	$482,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$152,741	$92,682
Accrued liabilities	22,662	31,299

Total current liabilities	175,403	123,981

Other non-current liabilities	27,597	7,873
Long-term debt	207,378	288,980

Total liabilities	410,378	420,834

Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 50,110 and 36,219 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 and 405 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	167,656	126,656
Accumulated other comprehensive loss, net of income tax	—	(7,240)
Retained deficit	(171,789)	(57,413)

Total stockholders’ equity	(4,133)	62,003

Total liabilities and stockholders’ equity	$406,245	$482,837

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

			Period from
			July 1, 2008
	For the Year	For the Year	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2008
Net sales	$1,254,663	$1,156,883	$1,054,397

Operating costs and expenses:
Cost of sales	1,222,647	1,031,368	987,536
Direct operating expenses	62,321	74,007	45,375
Selling, general and administrative expenses	6,890	7,328	903
Unrealized loss associated with consignment inventory	3,537	—	—
Depreciation and amortization expense	21,844	20,485	8,492

Total operating costs and expenses	1,317,239	1,133,188	1,042,306

Operating income (loss)	(62,576)	23,695	12,091

Interest expense	(47,695)	(69,090)	(24,382)
Other income (expense), net	(4,105)	17	256

Loss before income tax benefit	(114,376)	(45,378)	(12,035)
Income tax benefit	—	—	—

Net loss	$(114,376)	$(45,378)	$(12,035)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from July 1, 2008 (Inception) through December 31, 2010
(dollars in thousands)

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Retained
	Stock	Capital	Loss	Deficit	Total
Balance at July 1, 2008	$—	$—	$—	$—	$—
Capital contribution from parent	—	101,656	—	—	101,656
Net loss	—	—	—	(12,035)	(12,035)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	(1,831)	—	(1,831)

Total comprehensive loss					(13,866)

Balance at December 31, 2008	—	101,656	(1,831)	(12,035)	87,790
Capital contribution from parent	—	25,000	—	—	25,000
Net loss	—	—	—	(45,378)	(45,378)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	(5,409)	—	(5,409)

Total comprehensive loss					(50,787)

Balance at December 31, 2009	—	126,656	(7,240)	(57,413)	62,003
Capital contribution from parent	—	41,000	—	—	41,000
Net loss	—	—	—	(114,376)	(114,376)
Other comprehensive income:
Fair value of commodity derivative contracts, net of tax of $0	—	—	7,240	—	7,240

Total comprehensive loss					(66,136)

Balance at December 31, 2010	$—	$167,656	$—	$(171,789)	$(4,133)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF CASH FLOWS
(dollars in thousands)

			Period from
			July 1, 2008
	For the Year	For the Year	(inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(114,376)	$(45,378)	$(12,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,844	20,485	8,492
Unrealized gain on heating oil crack spread hedge	—	—	(116,701)
Amortization of debt issuance costs	2,512	4,770	2,265
Amortization of original issuance discount	1,685	328	—
Write-off of unamortized debt issuance costs	6,659	20,482	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	2,539	36,165	(43,709)
Heating oil crack spread hedge	—	116,701	—
Inventories	23,924	(14,305)	104,686
Prepaid expenses	(1,343)	20,365	(20,925)
Other assets	(885)	(52)	—
Accounts payable	60,059	14,540	56,071
Accrued liabilities	7,358	(20,907)	34,630
Other long-term liabilities	19,724	43	(966)

Net cash provided by operating activities	29,700	153,237	11,808

Cash flows from investing activities:
Capital expenditures	(7,350)	(12,404)	(3,453)
Capital expenditures for turnarounds and catalysts	(2,383)	(13,290)	—
Acquisition of refinery	—	—	(481,011)
Earnout payments related to refinery acquisition	(8,750)	(19,688)	—

Net cash used in investing activities	(18,483)	(45,382)	(484,464)

Cash flows from financing activities:
Deferred debt issuance costs	(1,147)	(16,478)	(28,105)
Proceeds from senior secured notes	—	205,365	—
Cash received from inventory supply agreement	6,333	20,237	—
Additions to long-term debt	—	—	252,000
Payments on long-term debt	—	(252,000)	—
Revolving credit facility, net	(83,287)	(63,818)	147,105
Proceeds from parent	41,000	25,000	101,656

Net cash provided by (used in) financing activities	(37,101)	(81,694)	472,656

Net increase (decrease) in cash and cash equivalents	(25,884)	26,161	—
Cash and cash equivalents at beginning of period	26,161	—	—

Cash and cash equivalents at end of period	$277	$26,161	$—

Supplemental cash flow information:
Cash paid for interest	$43,165	$43,247	$16,269

Non-cash activities:
Financing activity — payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$(50,000)	$—

Financing activity — proceeds from borrowings retained by bank as deposit for hedge related activities for refinery acquisition	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
1. DESCRIPTION AND NATURE OF BUSINESS
     Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. (“Alon USA”), owns and operates a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”). Placed into service in 1980, the refinery is the second newest complex, grassroots refinery built in the United States. The refinery is strategically located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial products pipeline system (“Colonial Pipeline”), providing the refinery with diversified access to both locally sourced and foreign crude oils, as well as distribution of the refinery’s products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. The refinery’s residual fluid catalytic cracking unit allows it to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional fluid catalytic cracking unit technologies. Sweet crude oil typically comprises 100% of the refinery’s crude oil input and our refinery processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation
     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the activity of the Company’s refinery since its acquisition in July 2008.
(b) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     The Company occasionally enters into refined product buy/sell arrangements, which involve linked purchases and sales related to refined product sales contracts entered into to address location, quality or grade requirements. These buy/sell transactions are included on a net basis in sales in the statements of operations and profits are recognized when the exchanged product is sold.
     In the ordinary course of business, logistical and refinery production schedules necessitate the occasional sale of crude oil to third parties. All purchases and sales of crude oil are recorded net, in cost of sales in the statements of operations.
     Sulfur credits purchased to meet federal gasoline sulfur regulations are recorded in inventory at the lower of cost or market. Cost is computed on an average cost basis. Purchased sulfur credits are removed from inventory and charged to cost of sales in the statements of operations as they are utilized. Sales of excess sulfur credits are recognized in earnings and included in net sales in the statements of operations.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
(d) Cost Classifications
     Cost of sales includes crude oil and other raw materials, inclusive of transportation costs. Cost of sales excludes depreciation and amortization, which is presented separately in the statements of operations.
     Operating expenses include costs associated with the actual operations of the refinery, such as energy and utility costs, routine maintenance, labor, insurance and environmental compliance costs. Environmental compliance costs, including monitoring and routine maintenance, are expensed as incurred.
     Selling, general and administrative expenses consist primarily of corporate overhead and marketing expenses.
     Interest expense consists of interest expense, letters of credit, financing costs associated with crude oil purchases, and fees, amortization of deferred debt issuance costs and the write-off of unamortized debt issuance costs but excludes capitalized interest.
(e) Cash and Cash Equivalents
     All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
(f) Accounts Receivable
     The majority of accounts receivable is due from companies in the petroleum industry and governmental agencies. Credit is extended based on evaluation of the customer’s financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. Reserve for bad debts is based on a combination of current sales and specific identification methods.
(g) Inventories
     Crude oil, refined products and blendstocks (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) valuation method. Cost of crude oil, refined products and blendstock inventories in excess of market value are charged to cost of sales. Such charges are subject to reversal in subsequent periods, not to exceed LIFO cost, if prices recover. Materials and supplies are stated at average cost.
(h) Hedging Activity
     All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. The Company generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. When the Company elects not to designate commodity contracts as cash flow hedges for financial accounting purposes, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales or in other income (expense), net in the statement of operations.
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
(j) Impairment and Disposal of Long-Lived Assets
     Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management’s judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.
(k) Asset Retirement Obligations
     The Company uses Accounting Standards Codification (“ASC”) Subtopic 410-20, Asset Retirement Obligations, which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. The provisions of ASC Subtopic 410-20 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. ASC Subtopic 410-20 also requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated.
(l) Turnarounds and Chemical Catalyst Costs
     The Company records the cost of planned major refinery maintenance, referred to as turnarounds, and chemical catalyst used in the refinery process units, which are typically replaced in conjunction with planned turnarounds, in “Other assets” in the balance sheet. Turnaround and catalyst costs are currently deferred and amortized on a straight-line basis beginning the month after the completion of the turnaround and ending immediately prior to the next scheduled turnaround. The amortization of deferred turnaround and chemical catalyst costs are presented in “Depreciation and amortization” in the statement of operations.
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
(o) Other Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net loss, such as gains and losses related to certain derivative instruments. The balance in other comprehensive income (loss), net of tax, reported in the statement of stockholders’ equity consists of the fair value of commodity derivative contract adjustments.
(p) Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability.
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
(r) Reclassifications
     Certain reclassifications have been made to the prior period balances to conform to the current presentation.
3. SUPPLY AND OFFTAKE AGREEMENT
Supply and Offtake Agreement with J. Aron & Company
     In April 2010, the Company entered into a Supply and Offtake Agreement, which was amended in May 2010 and March 2011 (the “Supply and Offtake Agreement”), with J. Aron & Company (“J. Aron”), to support the operation of the refinery at a minimum of 72,000 barrels per day. Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to the Company, and the Company agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) the Company agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements that provided for the sale, at market price, of the Company’s crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the refinery, and an agreement to identify prospective purchasers of refined products on J. Aron’s behalf. The proceeds from the sale of crude oil and certain refined product inventories to J. Aron allowed the Company to retire part of its obligations under its term facility. The Supply and Offtake Agreement has an initial term that expires on May 31, 2016. J. Aron may elect to terminate the agreement on May 31, 2013, May 31, 2014 or May 31, 2015 and the Company may elect to terminate the agreement on May 31, 2015; provided that such election is given at least six months prior to any such election. Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the refinery at market price at that time.
Standby LC Facility
     In May 2010, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company. At this time there is no further availability under the Standby LC Facility.
     The Standby LC Facility includes customary events of default and restrictions on the activities of the Company and its subsidiaries. The Standby LC Facility contains no maintenance financial covenants.
4. KROTZ SPRINGS REFINERY ACQUISITION
     Effective July 1, 2008, Alon USA completed the acquisition of all the capital stock of the refining business located in Krotz Springs, Louisiana, from Valero Energy Corporation (“Valero”). The purchase price was $333,000 in cash plus $141,494 for working capital, including inventories (the “Purchase Price”). The completion of the Krotz Springs refinery acquisition increased Alon USA’s crude refining capacity by 50% to approximately 250,000 bpd including the refineries located on the West Coast and in West Texas. Our refinery supplies multiple demand centers in the Southern and Eastern United States markets through a pipeline operated by the Colonial Pipeline.
     The Purchase Price was allocated based on fair values of the assets and liabilities acquired at the date of acquisition. The Purchase Price has been determined as set forth below:

Cash paid	$474,494
Transaction costs	6,517

Total Purchase Price	$481,011

     The Purchase Price was allocated as follows:

Current assets	$145,859
Property, plant and equipment	376,702
Current liabilities	(29,309)
Other non-current liabilities	(12,241)

Total Purchase Price	$481,011

     In connection with the acquisition, the Company entered into an earnout agreement with Valero, which was amended in August 2009, to replace future earnout payments with fixed future payments. As a result, the Company paid Valero approximately $8,750 and $19,688 in 2010 and 2009, respectively. Additionally, the Company has agreed to pay Valero an additional sum of $6,562 in three installments of approximately $2,188 per quarter through

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
the third quarter of 2011 for earnout payments in an aggregate amount of $35,000. The $6,562 that remains to be paid is included in accrued liabilities on the balance sheet as of December 31, 2010.
5. FAIR VALUE AND DERIVATIVE INSTRUMENTS
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
     The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at December 31, 2010 and 2009:

	Quoted Prices
	in Active
	Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Year ended December 31, 2010
Assets:
Commodity contracts (futures & forwards)	$981	$—	$—	$981
Liabilities:
Commodity contracts (heating oil swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876

Year ended December 31, 2009
Assets:
Commodity contracts (heating oil swaps)	$—	$89	$—	$89
Liabilities:
Commodity contracts (crude swaps)	—	9,983	—	9,983
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
     At December 31, 2010, the Company had forward contracts for the net purchase of 306,452 barrels of refined product and the sales of 41,991 barrels of crude oil at an average price of $103.28 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $981 has been recorded in cost of sales in the statements of operations for the year ended December 31, 2010.
     At December 31, 2010, the Company held futures contracts for 218,800 barrels of heating oil swaps at an average spread of $11.38 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $681 has been included in cost of sales in the statements of operations for the year ended December 31, 2010.
     At December 31, 2010, the Company had written call contracts outstanding for the net purchase of 3,008,500 barrels of crude and sale of 3,008,500 barrels of heating oil at an average strike price of $13.43 per barrel for a period of 18 months commencing January 2011. The value of the obligation exceeded the value at the strike price by $3,187 resulting in an unrealized loss included in other income (expense), net in the statements of operations for the year ended December 31, 2010. The written call contracts are recorded in other income (expense), net as the calls are considered a financing activity due to the receipt of the call premiums at the beginning of the contracts.
     At December 31, 2009, the Company held futures contracts for sales of 364,800 barrels of heating oil swaps at an average spread of $11.38 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized gain of $89 has been included in cost of sales in the statements of operations for the year ended December 31, 2009.
     At December 31, 2009, the Company held futures contracts for purchases and sales of 278,322 barrels of crude oil at an average price of $77.99 per barrel. Accordingly, the contracts are recorded at their fair market values and an unrealized loss of $9,983 has been included in cost of sales in the statements of operations for the year ended December 31, 2009.
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
     An after-tax loss of $7,240 and an after-tax gain of $5,409 have been reclassified from equity to earnings for the years ended December 31, 2010 and 2009, respectively. All adjustments have been recognized in income since the discontinuance of hedge accounting.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
The following table presents the effect of derivative instruments on the statements of financial position.

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts Payable	$(681)
Commodity contracts (futures, forwards, swaps and call options)		—	Accrued liabilities	(5,840)
Commodity contracts (futures, forwards, swaps and call options)	Accounts Receivable	$1,073	Other non-current liabilities	$(3,128)

Total derivatives not designated as hedging instruments		$1,073		$(9,649)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures, forwards and swaps)	Accounts receivable	$89	Accrued liabilities	$9,983

Total derivatives not designated as hedging instruments		$89		$9,983

     The following tables present the effect of derivative instruments on the statements of operations and accumulated other comprehensive income (“OCI”).

				Gain (Loss) Reclassified from
				Accumulated OCI into Income
		Gain (Loss) Reclassified from		(Ineffective Portion and
	Gain (Loss)	Accumulated OCI into Income		Amount Excluded from
	Recognized in	(Effective Portion)		Effectiveness Testing)
Cash Flow Hedging Relationships	OCI	Location	Amount	Location	Amount
For the Year Ended December 31, 2010
Commodity contracts (heating oil swaps)	$—	Cost of sales	$(7,240)		$—

Total derivatives	$—		$(7,240)		$—

				Gain (Loss) Reclassified from
				Accumulated OCI into Income
		Gain (Loss) Reclassified from		(Ineffective Portion and
	Gain (Loss)	Accumulated OCI into Income		Amount Excluded from
	Recognized in	(Effective Portion)		Effectiveness Testing)
Cash Flow Hedging Relationships	OCI	Location	Amount	Location	Amount
For the Year Ended December 31, 2009
Commodity contracts (heating oil swaps)	$—	Cost of sales	$5,409		$—

Total derivatives	$—		$5,409		$—

	Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:	Location	Amount
For the Year Ended December 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$4,246
Commodity contracts (heating oil swaps)	Cost of sales	(597)
Commodity contracts (call options)	Other income (expense), net	(4,119)

Total derivatives		$(470)

For the Year Ended December 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(4,370)
Commodity contracts (heating oil swaps)	Cost of sales	48,956
Commodity contracts (crude swaps)	Cost of sales	(11,058)

Total derivatives		$33,528

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
6. ACCOUNTS RECEIVABLE
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivables. Credit risk is minimized as a result of the credit quality of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero (Note 16) and J. Aron (Note 3) accounted for substantially all the Company’s net sales for the year ended December 31, 2010. Valero and BP North American Petroleum were the only customers that accounted for more than 10% of the Company’s net sales for the year ended December 31, 2009. The Company’s allowance for doubtful accounts is reflected as a reduction of accounts receivable in the balance sheets. The balance in the allowance account was zero at December 31, 2010 and 2009.
     As part of the Supply and Offtake Agreement with J. Aron, there is a net out arrangement. At December 31, 2010, the Company owes J. Aron $2,453 which is included in accounts payable on the balance sheet. The Company settled accounts receivable balances of $10,461 as reimbursement of payroll paid by Alon USA. Additionally, product sales to parties other than J. Aron and this settlement are in effect collected when the sale occurs. As a result of these arrangements, the Company has a minimal trade accounts receivable balance at December 31, 2010.
7. INVENTORIES
     The Company’s inventories are stated at the lower of cost or market and are comprised primarily of crude oil, refined products and blendstocks. Cost is determined under the LIFO method for crude oil, refined products and blendstocks. Materials and supplies are stated at average cost.
     Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $9,822 and $20,499 at December 31, 2010 and 2009, respectively.
     Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
     The Company had 252 barrels and 286 barrels of crude oil inventory consigned to others at December 31, 2010 and 2009, respectively. The Company recorded liabilities associated with this consigned inventory of $23,122 in other non-current liabilities at December 31, 2010 and $22,558 in accounts payable at December 31, 2009. For the year ended December 31, 2010, the Company recorded an unrealized loss of $3,537 on the mark-to-market adjustment for these consigned inventory liabilities. This amount is reflected as a separate line item on the statement of operations.
     Additionally, the Company recorded accounts receivable of $1,073 at December 31, 2010, for forward commitments related to month end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Refining facilities	$396,787	$389,441
Less accumulated depreciation	(46,715)	(27,176)

Property, plant and equipment, net	$350,072	$362,265

     The useful lives of refining facilities used to determine depreciation expense were 3 — 20 years with an average life of 18 years.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
9. OTHER ASSETS
     Other assets consisted of the following:

	December 31,
	2010	2009
Deferred turnaround and chemical catalyst cost, net	$11,720	$11,540
Deferred debt issuance costs	9,049	17,118
Intangibles	2,112	2,171
Long-term receivables	6,691	—

Total other assets	$29,572	$30,829

     Unamortized debt issuance costs of $6,659 related to the prepayment of the Company’s revolving credit facility were written off the first quarter of 2010.
10. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	December 31,
	2010	2009
Taxes other than income taxes	$1,746	$1,365
Employee costs	1,337	1,678
Commodity contracts	5,840	9,983
Accrued finance charges	6,239	8,137
Valero earnout liability	6,562	8,750
Other	938	1,386

Total accrued liabilities	$22,662	$31,299

11. OTHER NON-CURRENT LIABILITIES
     Other non-current liabilities consisted of the following:

	December 31,
	2010	2009
Environmental liability	$385	$412
Asset retirement obligations	962	899
Valero earnout liability	—	6,562
Commodity contracts	3,128	—
Consignment inventory	23,122	—

Total other non-current liabilities	$27,597	$7,873

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
12. INCOME TAXES
     The amounts presented below were calculated as if the Company filed separate federal and state income tax returns. The Company had no unrecognized tax benefits as of December 31, 2010.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     A reconciliation between the income tax benefit computed on pre-tax loss at the statutory federal rate and the actual provision for income tax benefit is as follows:

	December 31,
	2010	2009
Computed tax benefit	$(40,032)	$(15,882)
State and local income taxes, net of federal benefit	(3,260)	(1,299)
Other, net	(307)	(352)
Change in valuation allowance	43,599	17,533

Income tax benefit	$—	$—

     The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2010	2009
Deferred income tax assets:
Accrued liabilities and other	$783	$894
Non-current accrued liabilities and other	871	3,565
Net operating loss carryover	124,459	58,200

Less valuation allowance	(64,959)	(24,101)

Net deferred income tax assets	$61,154	$38,558

Deferred income tax liabilities:
Unrealized gains	$(3,795)	$(2,936)
Property, plant, and equipment	(51,884)	(30,369)
Other non-current liabilities	(4,605)	(4,373)
Intangibles	(870)	(880)

Deferred income tax liabilities	$(61,154)	$(38,558)

Net deferred income tax after valuation allowance	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income, over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2010.
     The Company performed a review of its tax positions in accordance with ASC Subtopic 740-10, Income Taxes, and determined it has no unrecognized tax benefits. In accordance with ASC Subtopic 740-10, the Company has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income, net, in the statements of operations.
13. RELATED-PARTY TRANSACTIONS
A portion of the purchase price for the acquisition of our refinery from Valero was provided through an $80,000 equity investment in our direct parent company, Alon Refining Louisiana (“ARL”), by Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, together with a $21,656 equity investment by Alon USA and its affiliates. Also in connection with the acquisition, Alon Israel, together with Alon USA and its affiliates, arranged for the issuance of $66,000 of standby letters of credit, without recourse to us, to support increased borrowing capacity under our revolving credit facility.

In connection with the loan amendments in April 2009, Alon Israel, together with Alon USA and its affiliates, invested an additional $25,000 in the equity of ARL, which was contributed by ARL to our company, and arranged for the issuance of an additional $25,000 of standby letters of credit without recourse to us.

In 2010, Alon USA invested an additional $41,000 in the equity of ARL, which was contributed by ARL to our company. Also in 2010, in connection with the termination of our revolving credit facility, $76,000 of letters of credit support was returned to Alon Israel and Alon USA and its affiliates.

These contributions, together with the equity and letters of credit support provided at the time of the acquisition, resulted in approximately $167,656 of equity and $15,000 of letters of credit support provided to our company from Alon Israel and Alon USA and its affiliates.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
     The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA’s other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services and functions. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company’s business and affairs relative to the amount of time they devote to the business and affairs of Alon USA’s other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the years ended December 31, 2010 and 2009, the Company recorded selling, general and administrative expenses of $6,890 and $7,328, respectively, with respect to allocations from Alon USA for such services.
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
14. LONG-TERM DEBT
     Long-term debt consisted of the following:

	December 31,
	2010	2009
Senior secured notes, net of discount	$207,378	$205,693
Revolving credit facility	—	83,287

Total long-term debt	$207,378	$288,980

     (a) Alon Refining Krotz Springs, Inc. Credit Facilities
     Senior Secured Notes. In October 2009, the Company issued 13.50% senior secured notes (the “Senior Secured Notes”) in aggregate principal amount of $216,500 in a private offering. In February 2010, the Company exchanged $216,480 of Senior Secured Notes for an equivalent amount of Senior Secured Notes (“Exchange Notes”) registered under the Securities Act of 1933. The Exchange Notes will mature on October 15, 2014 and the entire principal amount is due at maturity. Interest is payable semi-annually in arrears on April 15 and October 15. The Exchange Notes are substantially identical to the Senior Secured Notes, except that the Exchange Notes have been registered with the Securities and Exchange Commission and are not subject to transfer restrictions. The Senior Secured Notes were issued at an offering price of 94.857% and the Company received gross proceeds of $205,365 (before fees and expenses related to the offering). The Company used the proceeds to repay in full all outstanding obligations under its term loan at that time. The remaining proceeds from the offering were used for general corporate purposes.

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
     At December 31, 2010 and 2009, the Senior Secured Notes had an outstanding balance (net of unamortized discount) of $207,378 and $205,693, respectively. The Company is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
     Short-Term Credit Facility. In March 2010, the Company entered into a $65,000 short-term credit facility with Bank Hapoalim B.M. (the “Term Facility”). The Term Facility was drawn upon closing and all outstanding amounts were repaid during 2010.
     Revolving Credit Facility. In March 2010, the Company terminated its revolving credit facility agreement and repaid all outstanding amounts thereunder. As a result of the prepayment of the revolving credit facility, the Company recorded a write-off of unamortized debt issuance costs of $6,659 as interest expense in the first quarter of 2010.
     Borrowings of $83,287 and outstanding letters of credit of $2,765 were outstanding under the revolving credit facility at December 31, 2009.
     (b) Maturity of Long-Term Debt
     The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2010 are as follows: 2011 — $0; 2012 — $0; 2013 — $0; 2014 — $207,378; 2015 — $0 and thereafter — $0.
     (c) Interest and Financing Expense
     Interest and financing expense included the following:

	December 31,
	2010	2009
Interest expense	$35,099	$38,412
Letters of credit and finance charges	2,239	5,426
Capitalized interest	(499)	—
Amortization of debt issuance costs (includes write-off of unamortized debt issuance costs in 2010 of $6,659 and in 2009 of $20,482)	10,856	25,252

Total interest expense	$47,695	$69,090

15. EMPLOYEE BENEFIT PLANS
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
     The Company’s allocated share of Alon USA’s employee benefit plan expenses, excluding costs related to the incentive plans was $2,244 and $1,648 for the years ended December 31, 2010 and 2009, respectively.
     Employee benefit plan expenses incurred by the Company are included in direct operating expenses with the related payroll costs.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands except as noted)
16. COMMITMENTS AND CONTINGENCIES
     (a) Leases
     The Company has long-term lease commitments for land, buildings and equipment. In most cases, the Company expects that in the normal course of business, its leases will be renewed or replaced by other leases. The Company has commitments under long-term operating leases for certain land, buildings and equipment expiring at various dates over the next 15 years. Certain long-term operating leases relating to buildings and land include options to renew for additional periods. At December 31, 2010, minimum lease payments on operating leases were as follows:

Year ending December 31:
2011	$535
2012	424
2013	391
2014	391
2015	334
2016 and thereafter	1,201

Total	$3,276

     Total rental expense was $3,451 and $3,452 for the years ended December 31, 2010 and 2009, respectively. Contingent rentals and subleases were not significant.
(b) Other Commitments
     In the normal course of business, the Company has long-term commitments to purchase utilities such as natural gas, electricity and water for use by the refinery. The Company is also party to various refined product and crude oil supply and exchange agreements.
Offtake Agreement with Valero
     In connection with the acquisition of the Company’s refinery (Note 4), the Company and Valero entered into an offtake agreement that provides for Valero to purchase, at market prices, light cycle oil and high-sulfur distillate blendstock for a period of five years.
Earnout Agreement with Valero
     Also in connection with the acquisition of the Company’s refinery, the Company and Valero entered into an earnout agreement which was amended in August 2009, to fix the remaining amounts to be paid thereunder. Pursuant to the earnout agreement, the Company has paid Valero approximately $8,750 and $19,688 in 2010 and 2009, respectively. Additionally, the Company has agreed to pay Valero an additional sum of $6,562 in three installments of approximately $2,188 per quarter through the third quarter of 2011 which will result in aggregate earnout payments of $35,000. The $6,562 that remains to be paid is included in accrued liabilities on the consolidated balance sheet at December 31, 2010.

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
     The Company has accrued a non-current liability for environmental remediation obligations of $385 and $412 as of December 31, 2010 and 2009, respectively.
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Krotz Springs Refinery was acquired by Valero Energy Corporation (Valero) through its acquisition of Basis Petroleum, Inc., a wholly owned subsidiary of Salomon Inc., in May 1997. The Krotz Springs Refinery was owned by Valero Energy Corporation (Valero) from May 1997 until July 1, 2008, the effective date of its sale as discussed further in Note 12 below. References to Valero or Parent herein may refer to Valero Energy Corporation or one or more of its direct or indirect subsidiaries that are not included in the financial statements of the Business, as the context requires.
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KROTZ SPRINGS REFINING BUSINESS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

March 14, 2011	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

March 14, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

March 14, 2011	By:	/s/ Jeff D. Morris
Jeff D. Morris
Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2011	By:	/s/ Shai Even
Shai Even
Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

March 14, 2011	By:	/s/ Joseph A. Concienne III
Joseph A. Concienne III
Director

March 14, 2011	By:	/s/ Joseph Israel
Joseph Israel
Chief Operating Officer and Director

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Alon Refining Krotz Springs, Inc., as amended by the Certificate of Amendment to Certificate of Incorporation of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.1 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

3.2	Amended and Restated Bylaws of Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 3.2 to Form S-4, filed by Alon Refining Krotz Springs, Inc. on December 22, 2009, SEC File No. 333-163942).

4.1	Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.1	Stock Purchase Agreement, dated May 7, 2008, between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 13, 2008, SEC File No. 001-32567).

10.2	First Amendment to Stock Purchase Agreement, dated as of July 3, 2008, by and among Valero Refining and Marketing Company, Alon Refining Krotz Springs, Inc. and Valero Refining Company-Louisiana (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.3	Registration Rights Agreement, dated October 22, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.4	Purchase Agreement, dated October 13, 2009, between Alon Refining Krotz Springs, Inc. and Jefferies & Co. (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 19, 2009, SEC File No. 001-32567).

10.5†	Offtake Agreement, dated as of July 3, 2008, by and between Valero Marketing and Supply Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.5 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.6†	Earnout Agreement, dated as of July 3, 2008, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.6 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.7†	First Amendment to Earnout Agreement, dated as of August 27, 2009, by and between Valero Refining and Marketing Company and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.7 to Form S-4/A, filed by Alon Refining Krotz Springs, Inc. on January 12, 2010, SEC File No. 333-163942).

10.8	Loan and Security Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.9	First Amendment to Loan and Security Agreement, dated as of December 18, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.10	Second Amendment to Loan and Security Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on April 27, 2009, SEC File No. 001-32567).

Exhibit
Number	Description
10.11	Amended and Restated Loan and Security Agreement, dated as of October 22, 2009 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on October 23, 2009, SEC File No. 001-32567).

10.12	Term Loan Agreement, dated as of July 3, 2008, by and among Alon Refining Louisiana, Inc., Alon Refining Krotz Springs, Inc., the lenders party thereto and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on July 10, 2008, SEC File No. 001-32567).

10.13	First Amendment Agreement, dated as of April 9, 2009, by and among Alon Refining Louisiana, Inc., Alon Krotz Springs, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as successor to Credit Suisse, Cayman Islands Branch, as agent (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on August 6, 2009, SEC File No. 001-32567).

10.14*	Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.15*	Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.16*	Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.17*	Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.18*	Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.19*	Management Employment Agreement, dated as of September 1, 2000, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.33 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.20*	Amendment to Executive/Management Employment Agreement, dated as of May 1, 2005 between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.34 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2006, SEC File No. 001-32567).

10.21*	Second Amendment to Executive/Management Employment Agreement, dated as of November 4, 2008, between Yosef Israel and Alon USA GP, LLC (incorporated by reference to Exhibit 10.13 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.22*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).

10.23*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.24*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.25*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

Exhibit
Number	Description
10.26*	Alon USA Energy, Inc. 2005 Incentive Compensation Plan, as amended on November 7, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.27*	Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.28*	Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.29*	Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.30*	Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.31*	Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.32*	Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.33	Credit Agreement dated as of March 15, 2010 (as amended, supplemented or otherwise modified from time to time), among the Company, each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.35 to Form 10-K, filed by Alon Refining Krotz Springs, Inc. on March 16, 2006, SEC File No. 333-163942).

10.34	Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.35	Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.36	Amendment No. 3 to Credit Agreement, dated August 11, 2010 (as amended, supplemented or otherwise modified from time to time), among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 13, 2010, 2010, SEC File No. 001-32567).

10.37	Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.38	Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number	Description
23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.