Form 10-Q
period 2011-03-31
Alon Refining Krotz Springs, Inc.
filed 2011-05-10
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________

Commission file number: 333-163942
ALON REFINING KROTZ SPRINGS, INC.
(Exact name of Registrant as specified in its charter)
___________________________________________________

Delaware	74-2849682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7616 LBJ Freeway, Suite 300, Dallas, Texas 75251
(Address of principal executive offices) (Zip Code)

(972) 367-3600
(Registrant’s telephone number, including area code)
___________________________________________________
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of May 1, 2011, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 315 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of March 31, 2011, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,978	$277
Accounts and other receivables, net	7,249	5,805
Inventories	27,474	18,561
Prepaid expenses and other current assets	1,513	1,958
Total current assets	38,214	26,601
Property, plant, and equipment, net	345,463	350,072
Other assets, net	28,183	29,572
Total assets	$411,860	$406,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,686	$152,741
Accrued liabilities	50,963	22,662
Total current liabilities	200,649	175,403
Other non-current liabilities	42,435	27,597
Long-term debt	207,832	207,378
Total liabilities	450,916	410,378
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common B stock, par value $0.01, 1,000 authorized; 315 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	167,656	167,656
Retained deficit	(206,712)	(171,789)
Total stockholders' equity	(39,056)	(4,133)
Total liabilities and stockholders' equity	$411,860	$406,245

The accompanying notes are an integral part of these consolidated financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands except per share data)

	For the Three Months Ended
	March 31,
	2011	2010
Net sales	$772,597	$9,320
Operating costs and expenses:
Cost of sales	739,185	8,377
Direct operating expenses	18,809	10,536
Selling, general and administrative expenses	1,764	1,810
Depreciation and amortization	5,635	5,507
Total operating costs and expenses	765,393	26,230
Operating income (loss)	7,204	(16,910)
Interest expense	(10,222)	(16,716)
Other income (loss), net	(31,905)	14
Loss before income tax expense	(34,923)	(33,612)
Income tax expense	—	—
Net loss	(34,923)	(33,612)

The accompanying notes are an integral part of these consolidated financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(34,923)	$(33,612)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,635	5,507
Amortization of debt issuance costs	472	726
Amortization of original issuance discount	454	393
Write-off of unamortized debt issuance costs	—	6,659
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,444)	(12,388)
Inventories	(8,913)	4,221
Prepaid expenses and other current assets	445	(663)
Other assets, net	378	2
Accounts payable	(3,055)	19,180
Accrued liabilities	30,488	4,532
Other non-current liabilities	14,838	3,996
Net cash provided by (used in) operating activities	4,375	(1,447)
Cash flows from investing activities:
Capital expenditures	(362)	(1,863)
Capital expenditures for turnarounds and catalysts	—	(1,921)
Earnout payment related to Krotz Springs refinery acquisition	(2,187)	(2,188)
Net cash used in investing activities	(2,549)	(5,972)
Cash flows from financing activities:
Deferred debt issuance costs	(125)	(455)
Revolving credit facilities, net	—	(83,287)
Additions to short-term debt	—	65,000
Net cash used in financing activities	(125)	(18,742)
Net increase (decrease) in cash and cash equivalents	1,701	(26,161)
Cash and cash equivalents, beginning of period	277	26,161
Cash and cash equivalents, end of period	$1,978	$—
Supplemental cash flow information:
Cash paid for interest	$2,384	$2,621

The accompanying notes are an integral part of these consolidated financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
The financial statements include the accounts of Alon Refining Krotz Springs, Inc. (the “Company”). These financial statements of the Company are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2011.
The balance sheet as of December 31, 2010, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Operating Results and Liquidity
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
For the first quarter of 2011, the Company's refinery throughput averaged 73,457 barrels per day. Additionally, the Company had operating income of $7,204 and cash flow from operating activities of $4,375.
Due to the refinery operating margin environment in 2009, the Company accelerated the refinery turnaround that was originally scheduled for the first quarter of 2010 to November 2009. Also, the Company extended the refinery downtime beyond the turnaround due to further distressed refinery operating margins. As a result, the refinery had no throughput for 2010 until its restart in June 2010.

(3)	Fair Value
The carrying amounts of the Company’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices.
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at March 31, 2011, and December 31, 2010, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Three Months ended March 31, 2011
Assets:
Commodity contracts (futures and forwards)	$879	$—	$—	$879
Liabilities:
Commodity contracts (swaps)	—	2,553	—	2,553
Commodity contracts (call options)	—	34,486	—	34,486
Year ended December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$981	$—	$—	$981
Liabilities:
Commodity contracts (heating oil swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876

(4)	Derivative Financial Instruments
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
Commodity Derivatives. In May 2008, as part of financing the acquisition of the Krotz Springs refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. A loss of $598 for the three months ended March 31, 2010 was reclassified from equity to earnings due to the discontinuance of cash flow hedge accounting. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(2,553)
Commodity contracts (call options)			Accrued liabilites	(25,360)
Commodity contracts (futures and forwards)	Accounts receivable	1,604	Accrued liabilities	(725)
Commodity contracts (call options)		—	Other non-current liabilities	(9,126)
Total derivatives not designated as hedging instruments		$1,604		$(37,764)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,073	Accrued liabilities	(92)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,073		$(9,649)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2010
Commodity contracts (heating oil swaps)	$—	Cost of sales	$(598)		$—
Total derivatives	$—		$(598)		$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$5,783
Commodity contracts (heating oil swaps)	Cost of sales	(2,321)
Commodity contracts (call options)	Other income (loss), net	(31,919)
Total derivatives		$(28,457)

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$(129)
Commodity contracts (heating oil swaps)	Cost of sales	(106)
Total derivatives		$(235)

(5)	Inventories
The Company’s inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	March 31, 2011	December 31, 2010
Crude oil, refined products and blendstocks	$751	$862
Crude oil inventory consigned to others	23,959	14,937
Materials and supplies	2,764	2,762
Total inventories	$27,474	$18,561
Crude oil, refined products and blendstock inventories totaled 376 barrels and 289 barrels as of March 31, 2011 and December 31, 2010, respectively.
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $17,807 and $9,821 at March 31, 2011 and December 31, 2010, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 348 barrels and 252 barrels of crude oil consigned to others at March 31, 2011 and December 31, 2010, respectively. The Company recorded liabilities associated with this consigned inventory of $31,960 and $23,122 in other non-current liabilities at March 31, 2011 and December 31, 2010, respectively.
Additionally, the Company recorded accounts receivable of $766 and $1,073 at March 31, 2011 and December 31, 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, the Company elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of Financial Accounting Standards Board ("FASB") Accounting Standards

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Codification ("ASC") 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods the Company recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled March 31, 2011, the payment would be in excess of the liability recorded by $8,431.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2011	December 31, 2010
Refining facilities	$397,149	$396,787
Less accumulated depreciation	(51,686)	(46,715)
Property, plant and equipment, net	$345,463	$350,072

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	March 31, 2011	December 31, 2010
Deferred turnaround and chemical catalyst cost	$11,066	$11,720
Deferred debt issuance costs	8,702	9,049
Intangible assets	2,102	2,112
Long-term receivables	6,313	6,691
Total other assets	$28,183	$29,572

(b)	Accrued Liabilities and Other Non-Current Liabilities

	March 31, 2011	December 31, 2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,949	$1,746
Employee costs	1,344	1,337
Commodity contracts	28,638	5,840
Accrued finance charges	13,696	6,239
Valero earnout liability	4,375	6,562
Other	961	938
Total accrued liabilities	$50,963	$22,662
Other Non-Current Liabilities:
Environmental accrual	372	385
Asset retirement obligations	977	962
Consignment inventory	31,960	23,122
Commodity contracts	9,126	3,128
Total other non-current liabilities	$42,435	$27,597

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(c)	Comprehensive Loss
The following table displays the computation of total comprehensive loss:

	For the Three Months Ended
	March 31,
	2011	2010
Net loss	$(34,923)	$(33,612)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax	—	598
Total other comprehensive income, net of tax	—	598
Comprehensive loss	$(34,923)	$(33,014)

(8)	Indebtedness
Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
Senior secured notes	$207,832	$207,378

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three months ended March 31, 2011 and 2010, the Company recorded selling, general and administrative expenses of $1,764 and $1,810, respectively, with respect to allocations from Alon USA for such services.
Alon USA currently owns all of the Company's outstanding voting capital stock. As a result, Alon USA can control the election of the Company's directors, exercise control or significant influence over the Company's corporate and management policies and generally determine the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. So long as Alon USA continues to own a majority of the outstanding shares of the Company's voting capital stock, Alon USA will continue to be able to effectively control or influence the outcome of such matters.

(10)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, the Company has long-term commitments to purchase utilities such as natural gas, electricity and water for use by the refinery. The Company is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Environmental
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
Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Substantially all amounts accrued are expected to be paid out over the next five years. The level of future expenditures for environmental remediation obligations cannot be determined with any degree of reliability.
The Company has accrued environmental remediation obligations of $372 non-current liability at March 31, 2011, and $385 non-current liability at December 31, 2010.

(c)	Litigation Matters
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
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended March 31, 2011.
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
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.

Factors Affecting Comparability
Our operating results for the three months ended March 31, 2010 were influenced by the refinery shutdown during November 2009 for a scheduled turnaround and remaining down as the work was completed and restarted in June of 2010.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2011 and 2010. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$772,597	$9,320
Operating costs and expenses:
Cost of sales	739,185	8,377
Direct operating expenses	18,809	10,536
Selling, general and administrative expenses	1,764	1,810
Depreciation and amortization	5,635	5,507
Total operating costs and expenses	765,393	26,230
Operating income (loss)	7,204	(16,910)
Interest expense (1)	(10,222)	(16,716)
Other income (loss), net (2)	(31,905)	14
Loss before income tax expense	(34,923)	(33,612)
Income tax expense	—	—
Net loss	(34,923)	(33,612)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$5.06	N/A
Refinery direct operating expense (4)	2.85	N/A
Capital expenditures	362	1,863
Capital expenditures for turnaround and chemical catalyst	—	1,921
PRICING STATISTICS:
WTI crude oil (per barrel)	$94.13	$78.75
HLS crude oil (per barrel)	106.51	78.82
LLS crude oil (per barrel)	107.18	79.96
Crude oil differentials (per barrel):
LLS less WTI	13.05	1.21
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.595	$2.040
Gulf Coast high sulfur diesel	2.762	2.008
Natural gas (per MMBTU)	4.20	4.99
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	18.38	6.25

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2011		2010
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	52,930	72.0	—	—
Heavy sweet crude	19,224	26.2	—	—
Blendstocks	1,303	1.8	—	—
Total refinery throughput (5)	73,457	100.0	—	—
Refinery production:
Gasoline	31,175	42.4	—	—
Diesel/jet	34,542	46.9	—	—
Heavy Oils	1,659	2.3	—	—
Other	6,146	8.4	—	—
Total refinery production (6)	73,522	100.0	—	—
Refinery utilization (7)		86.8%		—%

(1)
Interest expense of $16,716 for the three months ended March 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility.

(2)	Other income (loss), net for the three months ended March 31, 2011 is substantially the loss on heating oil crack spread contracts.

(3)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventory adjustments related to acquisitions) by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

(4)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery, exclusive of depreciation and amortization, by the refinery’s total throughput volume.

(5)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Net Sales. Net sales for the three months ended March 31, 2011, were $772.6 million, compared to $9.3 million for the three months ended March 31, 2010, an increase of $763.3 million. The increase was due to higher refined product prices and higher refinery throughput in the three months ended March 31, 2011 compared to the same period last year. During the three months ended March 31, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010. Therefore, during the three months ended March 31, 2010, there was no throughput at the refinery, thus no refined products being produced. During the three months ended March 31, 2011, the average refinery throughput was 73,457 barrels per day.
Cost of Sales. Cost of sales for the three months ended March 31, 2011, were $739.2 million compared to $8.4 million for the three months ended March 31, 2010, an increase of $730.8 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of WTI for the three months ended March 31, 2011, increased $15.38 per barrel to an average of $94.13 per barrel, compared to an average of $78.75 per barrel for the three months ended March 31, 2010, an increase of 19.5%. In addition, the LLS to WTI differential widened $11.84 per barrel from $1.21 per barrel for the three months ended March 31, 2010, to $13.05 per barrel for the three months ended March 31, 2011.
Direct Operating Expenses. Direct operating expenses were $18.8 million for the three months ended March 31, 2011, compared to $10.5 million for the three months ended March 31, 2010, an increase of $8.3 million or 79.0%. The increase in direct operating expenses for the three months ended March 31, 2011 is primarily due to fact that the refinery was shut down in 2010 for turnaround work.
Operating Income (Loss). Operating income (loss) for the three months ended March 31, 2011, was $7.2 million, compared to $(16.9) million for the three months ended March 31, 2010, an increase of $24.1 million. This increase was primarily due to the refinery being in operation during the three months ended March 31, 2011. During the three months ended March 31, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010.
Interest Expense. Interest expense was $10.2 million for the three months ended March 31, 2011, compared to $16.7 million for the three months ended March 31, 2010, a decrease of $6.5 million, or 38.9%. The decrease was due primarily to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility in the three months ended March 31, 2010.
Net Loss. Net loss was $34.9 million for the three months ended March 31, 2011, compared to $33.6 million for the three months ended March 31, 2010, an increase of $1.3 million or 3.9%. This increase was attributable to the factors discussed above.

New Accounting Standards and Disclosures
New accounting standards if any are disclosed in Note (1) Basis of Presentation included in the financial statements included in Item 1 of this report.

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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors”.
Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by the securities laws to do so.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES

(1)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(2)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1
Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Aon USA Energy, Inc. on May 9, 2011, SEC File 001-32567).

10.2
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Aon USA Energy, Inc. on May 9, 2011, SEC File 001-32567).

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

Alon Refining Krotz Springs, Inc.
Date:	May 9, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 9, 2011	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 9, 2011	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.1 to Form S-1, filed by the Company on July 7, 2005, SEC File No. 333-124797).

3.2	Amended and Restated Bylaws of Alon USA Energy, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1, filed by the Company on July 14, 2005, SEC File No. 333-124797).

4.1
Indenture, dated as of October 22, 2009, by and among Alon Refining Krotz Springs, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed by the Company on October 23, 2009, SEC File No. 001-32567).

10.1
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Aon USA Energy, Inc. on May 9, 2011, SEC File 001-32567).

10.2
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Aon USA Energy, Inc. on May 9, 2011, SEC File 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.