Form 10-Q
period 2011-06-30
Alon Refining Krotz Springs, Inc.
filed 2011-08-08
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of August 1, 2011, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 315 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of June 30, 2011, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$277
Accounts and other receivables, net	8,345	5,805
Inventories	23,836	18,561
Prepaid expenses and other current assets	2,123	1,958
Total current assets	34,304	26,601
Property, plant, and equipment, net	342,859	350,072
Other assets, net	27,231	29,572
Total assets	$404,394	$406,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,921	$152,741
Accrued liabilities	44,000	22,662
Total current liabilities	229,921	175,403
Other non-current liabilities	30,124	27,597
Long-term debt	208,315	207,378
Total liabilities	468,360	410,378
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	167,656	167,656
Retained deficit	(231,622)	(171,789)
Total stockholders' equity	(63,966)	(4,133)
Total liabilities and stockholders' equity	$404,394	$406,245

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$513,362	$168,638	$1,285,959	$177,958
Operating costs and expenses:
Cost of sales	498,834	171,892	1,238,019	180,269
Direct operating expenses	17,247	15,372	36,056	25,908
Selling, general and administrative expenses	1,827	1,727	3,591	3,537
Depreciation and amortization	5,637	5,102	11,272	10,609
Total operating costs and expenses	523,545	194,093	1,288,938	220,323
Operating loss	(10,183)	(25,455)	(2,979)	(42,365)
Interest expense	(9,847)	(10,240)	(20,069)	(26,956)
Other income (loss), net	(4,880)	—	(36,785)	14
Loss before income tax expense	(24,910)	(35,695)	(59,833)	(69,307)
Income tax expense	—	—	—	—
Net loss	(24,910)	(35,695)	(59,833)	(69,307)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(59,833)	$(69,307)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,272	10,609
Amortization of debt issuance costs	980	1,436
Amortization of original issuance discount	937	812
Write-off of unamortized debt issuance costs	—	6,659
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,540)	(255)
Inventories	(5,275)	16,927
Prepaid expenses and other current assets	(165)	(285)
Other assets, net	237	(2,662)
Accounts payable	33,180	56,207
Accrued liabilities	25,713	(4,638)
Other non-current liabilities	2,527	4,830
Net cash provided by operating activities	7,033	20,333
Cash flows from investing activities:
Capital expenditures	(2,730)	(3,329)
Capital expenditures for turnarounds and catalysts	(79)	(2,194)
Earnout payment related to Krotz Springs refinery acquisition	(4,375)	(4,375)
Net cash used in investing activities	(7,184)	(9,898)
Cash flows from financing activities:
Deferred debt issuance costs	(126)	(642)
Cash received from inventory supply agreement	—	6,333
Revolving credit facilities, net	—	(83,287)
Additions to short-term debt	—	65,000
Payments on short-term debt	—	(35,000)
Proceeds from parent equity investment	—	11,000
Net cash used in financing activities	(126)	(36,596)
Net decrease in cash and cash equivalents	(277)	(26,161)
Cash and cash equivalents, beginning of period	277	26,161
Cash and cash equivalents, end of period	$—	$—
Supplemental cash flow information:
Cash paid for interest	$18,877	$17,376

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
The financial statements include the accounts of Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. ("Alon USA"). These financial statements of the Company are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2011.
The balance sheet as of December 31, 2010, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Operating Results and Liquidity
Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity, including additional funding from Alon USA, is adequate to operate the refinery.
The Company's refinery average throughput of 47,099 barrels per day for the three months ended June 30, 2011 reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery. There was no damage to the refinery and during this time the Company was able to complete a number of planned maintenance projects and eliminate refinery downtime scheduled for later this year.
Cash flow from operating activities for the six months ended June 30, 2011 was $7,033.

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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at June 30, 2011, and December 31, 2010, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Six Months ended June 30, 2011
Assets:
Commodity contracts (futures and forwards)	$1,702	$—	$—	$1,702
Liabilities:
Commodity contracts (swaps)	—	2,397	—	2,397
Commodity contracts (call options)	—	31,688	—	31,688
Year ended December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$981	$—	$—	$981
Liabilities:
Commodity contracts (heating oil swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876

(4)	Derivative Financial Instruments
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
Commodity Derivatives. In May 2008, as part of financing the acquisition of the refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. Losses of $2,931 and $3,529 for the three and six months ended June 30, 2010 were reclassified from equity to earnings due to the discontinuance of cash flow hedge accounting, respectively. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(2,397)
Commodity contracts (call options)		—	Accrued liabilites	(29,513)
Commodity contracts (futures and forwards)	Accounts receivable	2,130	Accrued liabilities	(428)
Commodity contracts (call options)		—	Other non-current liabilities	(2,175)
Total derivatives not designated as hedging instruments		$2,130		$(34,513)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,073	Accrued liabilities	(92)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,073		$(9,649)
The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2011
Commodity contracts (swaps)	$—	Cost of sales	$—		$—
Total derivatives	$—		$—		$—

For the Three Months Ended June 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(2,931)		$—
Total derivatives	$—		$(2,931)		$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2011
Commodity contracts (swaps)	$—	Cost of sales	$—		$—
Total derivatives	$—		$—		$—

For the Six Months Ended June 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(3,529)		$—
Total derivatives	$—		$(3,529)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended June 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$2,218
Commodity contracts (swaps)	Cost of sales	(357)
Commodity contracts (call options)	Other income (loss), net	(4,905)
Total derivatives		$(3,044)

For the Three Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$687
Commodity contracts (swaps)	Cost of sales	(269)
Total derivatives		$418

	Gain (Loss) Recognized in Income
	Location	Amount
For the Six Months Ended June 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$11,051
Commodity contracts (swaps)	Cost of sales	(2,678)
Commodity contracts (call options)	Other income (loss), net	(36,824)
Total derivatives		$(28,451)

For the Six Months Ended June 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$557
Commodity contracts (swaps)	Cost of sales	$(375)
Total derivatives		$182

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventories
The Company’s inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	June 30, 2011	December 31, 2010
Crude oil, refined products and blendstocks	$766	$862
Crude oil inventory consigned to others	20,332	14,937
Materials and supplies	2,738	2,762
Total inventories	$23,836	$18,561
Crude oil, refined products and blendstock inventories totaled 324 thousand barrels and 289 thousand barrels as of June 30, 2011 and December 31, 2010, respectively.
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $14,001 and $9,822 at June 30, 2011 and December 31, 2010, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 296 thousand barrels and 252 thousand barrels of crude oil consigned to others at June 30, 2011 and December 31, 2010, respectively. The Company recorded liabilities associated with this consigned inventory of $26,583 and $23,122 in other non-current liabilities at June 30, 2011 and December 31, 2010, respectively.
Additionally, the Company recorded accounts receivable of $1,369 and $1,073 at June 30, 2011 and December 31, 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, the Company elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods the Company recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled June 30, 2011, the payment would be in excess of the liability recorded by $6,304.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2011	December 31, 2010
Refining facilities	$399,517	$396,787
Less accumulated depreciation	(56,658)	(46,715)
Property, plant and equipment, net	$342,859	$350,072

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	June 30, 2011	December 31, 2010
Deferred turnaround and chemical catalyst cost	$11,016	$11,720
Deferred debt issuance costs	8,195	9,049
Intangible assets	2,091	2,112
Long-term receivables	5,929	6,691
Total other assets	$27,231	$29,572

(b)	Accrued Liabilities and Other Non-Current Liabilities

	June 30, 2011	December 31, 2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$839	$1,746
Employee costs	1,319	1,337
Commodity contracts	32,338	5,840
Accrued finance charges	6,539	6,239
Valero earnout liability	2,188	6,562
Other	777	938
Total accrued liabilities	$44,000	$22,662
Other Non-Current Liabilities:
Environmental accrual	370	385
Asset retirement obligations	996	962
Consignment inventory	26,583	23,122
Commodity contracts	2,175	3,128
Total other non-current liabilities	$30,124	$27,597

(c)	Comprehensive Loss
The following table displays the computation of total comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(24,910)	$(35,695)	$(59,833)	$(69,307)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax	—	2,931	—	3,529
Total other comprehensive income, net of tax	—	2,931	—	3,529
Comprehensive loss	$(24,910)	$(32,764)	$(59,833)	$(65,778)

(8)	Indebtedness
Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
Senior secured notes	$208,315	$207,378

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three and six months ended June 30, 2011 and 2010, the Company recorded selling, general and administrative expenses of $1,827 and $3,591, respectively, and $1,727 and $3,537, respectively, with respect to allocations from Alon USA for such services.
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
The Company has accrued environmental remediation obligations of $370 non-current liability at June 30, 2011, and $385 non-current liability at December 31, 2010.

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
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended June 30, 2011.
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
Factors Affecting Comparability
Our operating results for the six months ended June 30, 2011 were influenced by a reduction in crude throughput at the refinery due to the flooding in Louisiana and its impact on crude oil supply to the refinery. Additionally, our refinery was shutdown during November 2009 for a scheduled turnaround and remained down as the work was completed and restarted in June of 2010.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2011 and June 30, 2010. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$513,362	$168,638	$1,285,959	$177,958
Operating costs and expenses:
Cost of sales	498,834	171,892	1,238,019	180,269
Direct operating expenses	17,247	15,372	36,056	25,908
Selling, general and administrative expenses	1,827	1,727	3,591	3,537
Depreciation and amortization	5,637	5,102	11,272	10,609
Total operating costs and expenses	523,545	194,093	1,288,938	220,323
Operating loss	(10,183)	(25,455)	(2,979)	(42,365)
Interest expense (1)	(9,847)	(10,240)	(20,069)	(26,956)
Other income (loss), net (2)	(4,880)	—	(36,785)	14
Loss before income tax expense	(24,910)	(35,695)	(59,833)	(69,307)
Income tax expense	—	—	—	—
Net loss	(24,910)	(35,695)	(59,833)	(69,307)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$3.39	(1.95)	4.40	(1.48)
Refinery direct operating expense (4)	4.02	7.69	3.31	12.96
Capital expenditures	2,368	1,466	2,730	3,329
Capital expenditures for turnaround and chemical catalyst	79	273	79	2,194
PRICING STATISTICS:
WTI crude oil (per barrel)	$102.43	$77.74	$98.30	$78.24
HLS crude oil (per barrel)	117.99	81.22	112.29	80.03
LLS crude oil (per barrel)	118.52	82.15	112.88	81.06
Crude oil differentials (per barrel):
LLS less WTI	16.09	4.41	14.58	2.82
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.976	$2.053	$2.787	$2.046
Gulf Coast high sulfur diesel	3.017	2.074	2.890	2.041
Natural gas (per MMBTU)	4.38	4.35	4.29	4.66
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	23.43	8.92	20.92	7.59

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	29,207	62.0	10,358	47.2	41,003	68.1	5,208	47.2
Heavy sweet crude	16,707	35.5	10,693	48.7	17,958	29.8	5,376	48.7
Blendstocks	1,185	2.5	909	4.1	1,244	2.1	457	4.1
Total refinery throughput (5)	47,099	100.0	21,960	100.0	60,205	100.0	11,041	100.0
Refinery production:
Gasoline	19,185	40.6	8,427	38.6	25,147	41.7	4,237	38.6
Diesel/jet	21,282	45.0	9,098	41.7	27,876	46.2	4,575	41.7
Heavy Oils	3,232	6.8	2,809	12.9	2,449	4.1	1,412	12.9
Other	3,574	7.6	1,485	6.8	4,853	8.0	746	6.8
Total refinery production (6)	47,273	100.0	21,819	100.0	60,325	100.0	10,970	100.0
Refinery utilization (7)		72.3%		25.3%		80.5%		12.7%

(1)
Interest expense of $26,956 for the six months ended June 30, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility.

(2)	Other income (loss), net for the three and six months ended June 30, 2011 is substantially the loss on heating oil crack spread contracts.

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

(5)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data for the three and six months ended June 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery. The throughput data for the three and six months ended June 30, 2010, reflects substantially one month of operations in June 2010 due to the restart after major turnaround activity.

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Net Sales. Net sales for the three months ended June 30, 2011, were $513.4 million, compared to $168.6 million for the three months ended June 30, 2010, an increase of $344.8 million. The increase was due to higher refined product prices and higher refinery throughput in the three months ended June 30, 2011 compared to the same period last year. Refinery throughput for the three months ended June 30, 2011 was 47,099 barrels per day, where throughput was reduced due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to 21,960 barrels per day for the three months ended June 30, 2010. During the three months ended June 30, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2011, increased $0.93, or 45.4%, to $2.98, compared to $2.05 for the three months ended June 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2011, increased $0.95, or 45.9%, to $3.02, compared to $2.07 for the three months ended June 30, 2010.
Cost of Sales. Cost of sales for the three months ended June 30, 2011, were $498.8 million compared to $171.9 million for the three months ended June 30, 2010, an increase of $326.9 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of WTI for the three months ended June 30, 2011, increased $24.69 per barrel to an average of $102.43 per barrel, compared to an average of $77.74 per barrel for the three months ended June 30, 2010, an increase of 31.8%. In addition, the LLS to WTI differential widened $11.68 per barrel from $4.41 per barrel for the three months ended June 30, 2010, to $16.09 per barrel for the three months ended June 30, 2011.
Direct Operating Expenses. Direct operating expenses were $17.2 million for the three months ended June 30, 2011, compared to $15.4 million for the three months ended June 30, 2010, an increase of $1.8 million or 11.7%. The increase in direct operating expenses for the three months ended June 30, 2011 is primarily due to fact that the refinery was shut down in 2010 for turnaround work.
Operating Loss. Operating loss for the three months ended June 30, 2011, was $10.2 million, compared to $25.5 million for the three months ended June 30, 2010, a decrease in loss of $15.3 million. This decrease in loss was primarily due to the higher refinery margin and increased throughput. The refinery margin for the three months ended June 30, 2011 was $3.39 per barrel compared to $(1.95) per barrel for the same period last year. The increase in margin was primarily due to the fact that the refinery had been down due to a major turnaround in 2010 until its restart in June 2010.
Other Income (Loss), Net. Other income (loss), net for the three months ended June 30, 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $24.9 million for the three months ended June 30, 2011, compared to $35.7 million for the three months ended June 30, 2010, a decrease of $10.8 million or 30.3%. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Net Sales. Net sales for the six months ended June 30, 2011, were $1,286.0 million, compared to $178.0 million for the six months ended June 30, 2010, an increase of $1,108.0 million. The increase was due to higher refined product prices and higher refinery throughput in the six months ended June 30, 2011 compared to the same period last year. Refinery throughput for the the six months ended June 30, 2011 was 60,205 barrels per day, where throughput was reduced due to flooding in Louisiana and the impact on crude oil supply to the refinery, compared to 11,041 barrels per day for the six months ended June 30, 2010. During the six months ended June 30, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010. The average price of Gulf Coast gasoline for the six months ended June 30, 2011 increased $0.74, or 36.1%, to $2.79, compared to $2.05 for the six months ended June 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the six months ended June 30, 2011, increased $0.85, or 41.7%, to $2.89, compared to $2.04 for the six months ended June 30, 2010.
Cost of Sales. Cost of sales for the six months ended June 30, 2011, were $1,238.0 million compared to $180.3 million for the six months ended June 30, 2010, an increase of $1,057.7 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of WTI for the six months ended June 30, 2011, increased $20.06 per barrel to an average of $98.30 per barrel, compared to an average of $78.24 per barrel for the six months ended June 30, 2010, an increase of 25.6%. In addition, the LLS to WTI differential widened $11.76 per barrel from $2.82 per barrel for the six months ended June 30, 2010, to $14.58 per barrel for the six months ended June 30, 2011.
Direct Operating Expenses. Direct operating expenses were $36.1 million for the six months ended June 30, 2011, compared to $25.9 million for the six months ended June 30, 2010, an increase of $10.2 million or 39.4%. The increase in direct operating expenses for the six months ended June 30, 2011 is primarily due to fact that the refinery was shut down in

2010 for turnaround work.
Operating Loss. Operating loss for the six months ended June 30, 2011, was $3.0 million, compared to $42.4 million for the six months ended June 30, 2010, a decrease in loss of $39.4 million. This decrease in loss was primarily due to the higher refinery margin and increased throughput. The refinery margin for the six months ended June 30, 2011 was $4.40 per barrel compared to $(1.48) per barrel for the same period last year. The increase in margin was primarily due to the fact that the refinery had been down due to a major turnaround in 2010 until its restart in June 2010.
Interest Expense. Interest expense was $20.1 million for the six months ended June 30, 2011, compared to $27.0 million for the six months ended June 30, 2010, a decrease of $6.9 million, or 25.6%. The decrease was due primarily to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility in the six months ended June 30, 2010.
Other Income (Loss), Net. Other income (loss), net for the six months ended June 30, 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $59.8 million for the six months ended June 30, 2011, compared to $69.3 million for the six months ended June 30, 2010, a decrease of $9.5 million or 13.7%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity, including additional funding from Alon USA, is adequate to operate the refinery.
The Company's refinery average throughput of 47,099 barrels per day for the three months ended June 30, 2011 reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery. There was no damage to the refinery and during this time the Company was able to complete a number of planned maintenance projects and eliminate refinery downtime scheduled for later this year.
Cash flow from operating activities for the six months ended June 30, 2011 was $7.0 million.
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

10.1
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 13, 2011, SEC File No. 001-32567).

10.2	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.3
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.4
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 6, 2011, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	August 8, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	August 8, 2011	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	August 8, 2011	By:	/s/ Shai Even
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

10.1
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 13, 2011, SEC File No. 001-32567).

10.2	Award Agreement between the Company and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.3
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.4
Executive Employment Agreement between Jeff Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 6, 2011, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements.