Form 10-Q
period 2011-09-30
Alon Refining Krotz Springs, Inc.
filed 2011-11-07
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of November 1, 2011, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 315 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of September 30, 2011, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,059	$277
Accounts and other receivables, net	8,684	5,805
Inventories	23,456	18,561
Prepaid expenses and other current assets	1,113	1,958
Total current assets	41,312	26,601
Property, plant, and equipment, net	344,290	350,072
Other assets, net	25,907	29,572
Total assets	$411,509	$406,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,103	$152,741
Accrued liabilities	55,031	22,662
Total current liabilities	246,134	175,403
Other non-current liabilities	26,853	27,597
Long-term debt	208,804	207,378
Total liabilities	481,791	410,378
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	167,656	167,656
Retained deficit	(237,938)	(171,789)
Total stockholders' equity	(70,282)	(4,133)
Total liabilities and stockholders' equity	$411,509	$406,245

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$720,530	$470,954	$2,006,489	$648,912
Operating costs and expenses:
Cost of sales	673,093	465,875	1,911,112	646,144
Direct operating expenses	22,021	20,001	58,077	45,909
Selling, general and administrative expenses	1,576	1,646	5,167	5,183
Depreciation and amortization	5,646	5,578	16,918	16,187
Total operating costs and expenses	702,336	493,100	1,991,274	713,423
Operating income (loss)	18,194	(22,146)	15,215	(64,511)
Interest expense	(10,245)	(10,511)	(30,314)	(37,467)
Other income (loss), net	(14,265)	(2)	(51,050)	12
Loss before income tax expense	(6,316)	(32,659)	(66,149)	(101,966)
Income tax expense	—	—	—	—
Net loss	$(6,316)	$(32,659)	$(66,149)	$(101,966)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(66,149)	$(101,966)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	16,918	16,187
Amortization of debt issuance costs	1,495	1,967
Amortization of original issuance discount	1,426	1,235
Write-off of unamortized debt issuance costs	—	6,659
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,879)	4,966
Inventories	(4,895)	20,883
Prepaid expenses and other current assets	845	(106)
Other assets, net	376	(2,656)
Accounts payable	38,362	66,891
Accrued liabilities	38,931	7,708
Other non-current liabilities	(744)	3,184
Net cash provided by operating activities	23,686	24,952
Cash flows from investing activities:
Capital expenditures	(9,137)	(5,381)
Capital expenditures for turnarounds and catalysts	(79)	(2,369)
Earnout payment related to Krotz Springs refinery acquisition	(6,562)	(6,562)
Net cash used in investing activities	(15,778)	(14,312)
Cash flows from financing activities:
Deferred debt issuance costs	(126)	(847)
Cash received from inventory supply agreement	—	6,333
Revolving credit facilities, net	—	(83,287)
Additions to short-term debt	—	65,000
Payments on short-term debt	—	(35,000)
Proceeds from parent equity investment	—	11,000
Net cash used in financing activities	(126)	(36,801)
Net increase (decrease) in cash and cash equivalents	7,782	(26,161)
Cash and cash equivalents, beginning of period	277	26,161
Cash and cash equivalents, end of period	$8,059	$—
Supplemental cash flow information:
Cash paid for interest	$19,797	$19,541

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

(b)	New Accounting Standards
In September 2011, the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, were amended to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the existence of events or circumstances leads an entity to believe that the fair value of the entity is not below its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this guidance will not affect the Company's financial position or results of operations.
In June 2011, the provisions of FASB ASC 220, Comprehensive Income, were amended to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Under either option, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance will not affect the Company's financial position or results of operations because these requirements only affect disclosures.

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
The Company's refinery average throughput was 66,330 barrels per day for the three months ended September 30, 2011. The Company is completing several capital projects that are intended to improve crude slate flexibility, fluid catalytic cracking capacity and yields, and jet fuel yield. In order to begin integrating these upgrades, the Company's refinery was shut down at the beginning of November. The Company anticipates that the tie-in of these capital projects will be completed during the first half of November. Cash flow from operating activities for the nine months ended September 30, 2011 was $23,686.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at September 30, 2011, and December 31, 2010, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of September 30, 2011
Assets:
Commodity contracts (futures and forwards)	$736	$—	$—	$736
Liabilities:
Commodity contracts (swaps)	—	2,540	—	2,540
Commodity contracts (call options)	—	33,429	—	33,429
As of December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$981	$—	$—	$981
Liabilities:
Commodity contracts (swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876

(4)	Derivative Financial Instruments
Commodity Derivatives — Mark to Market
The Company selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. The Company does not speculate using derivative instruments. Credit risk on the Company’s derivative instruments is mitigated by transacting with counterparties meeting established collateral and credit criteria.
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
Commodity Derivatives. In May 2008, as part of financing the acquisition of the refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. Losses of $2,825 and $6,354 for the three and nine months ended September 30, 2010 were reclassified from equity to earnings due to the discontinuance of cash flow hedge accounting, respectively. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(2,540)
Commodity contracts (call options)		—	Accrued liabilities	(33,429)
Commodity contracts (futures and forwards)	Accounts receivable	2,134	Accrued liabilities	(1,398)
Total derivatives not designated as hedging instruments		$2,134		$(37,367)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,073	Accrued liabilities	(92)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,073		$(9,649)
The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2011
Commodity contracts (swaps)	$—	Cost of sales	$—		$—
Total derivatives	$—		$—		$—

For the Three Months Ended September 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(2,825)		$—
Total derivatives	$—		$(2,825)		$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2011
Commodity contracts (swaps)	$—	Cost of sales	$—		$—
Total derivatives	$—		$—		$—

For the Nine Months Ended September 30, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(6,354)		$—
Total derivatives	$—		$(6,354)		$—
Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended September 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$(2,960)
Commodity contracts (swaps)	Cost of sales	(1,038)
Commodity contracts (call options)	Other income (loss), net	(14,269)
Total derivatives		$(18,267)

For the Three Months Ended September 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,291
Commodity contracts (swaps)	Cost of sales	(126)
Total derivatives		$1,165

	Gain (Loss) Recognized in Income
	Location	Amount
For the Nine Months Ended September 30, 2011
Commodity contracts (futures & forwards)	Cost of sales	$8,091
Commodity contracts (swaps)	Cost of sales	(3,716)
Commodity contracts (call options)	Other income (loss), net	(51,093)
Total derivatives		$(46,718)

For the Nine Months Ended September 30, 2010
Commodity contracts (futures & forwards)	Cost of sales	$1,848
Commodity contracts (swaps)	Cost of sales	(501)
Total derivatives		$1,347

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventories
The Company’s inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	September 30, 2011	December 31, 2010
Crude oil, refined products and blendstocks	$839	$862
Crude oil inventory consigned to others	19,858	14,937
Materials and supplies	2,759	2,762
Total inventories	$23,456	$18,561
Crude oil, refined products and blendstock inventories totaled 312 thousand barrels and 289 thousand barrels as of September 30, 2011 and December 31, 2010, respectively.
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $12,817 and $9,822 at September 30, 2011 and December 31, 2010, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 282 thousand barrels and 252 thousand barrels of crude oil consigned to others at September 30, 2011 and December 31, 2010, respectively. The Company recorded liabilities associated with this consigned inventory of $25,479 and $23,122 in other non-current liabilities at September 30, 2011 and December 31, 2010, respectively.
Additionally, the Company recorded accrued liabilities of $998 and accounts receivable of $1,073 at September 30, 2011 and December 31, 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, the Company elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods the Company recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled September 30, 2011, the payment would be in excess of the liability recorded by $5,616.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2011	December 31, 2010
Refining facilities	$405,924	$396,787
Less accumulated depreciation	(61,634)	(46,715)
Property, plant and equipment, net	$344,290	$350,072

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	September 30, 2011	December 31, 2010
Deferred turnaround and chemical catalyst cost	$9,832	$11,720
Deferred debt issuance costs	7,680	9,049
Intangible assets	2,080	2,112
Long-term receivables	5,805	6,691
Other	510	—
Total other assets	$25,907	$29,572

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	September 30, 2011	December 31, 2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,354	$1,746
Employee costs	1,288	1,337
Commodity contracts	37,367	5,840
Accrued finance charges	13,996	6,239
Valero earnout liability	—	6,562
Other	1,026	938
Total accrued liabilities	$55,031	$22,662
Other Non-Current Liabilities:
Environmental accrual	$362	$385
Asset retirement obligations	1,012	962
Consignment inventory	25,479	23,122
Commodity contracts	—	3,128
Total other non-current liabilities	$26,853	$27,597
Accounts payable includes related parties balance of $156,550 and $127,453 at September 30, 2011 and December 31, 2010, respectively.

(c)	Comprehensive Loss
The following table displays the computation of total comprehensive loss:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(6,316)	$(32,659)	$(66,149)	$(101,966)
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges, net of tax	—	2,825		6,354
Total other comprehensive income, net of tax	—	2,825	—	6,354
Comprehensive loss	$(6,316)	$(29,834)	$(66,149)	$(95,612)

(8)	Indebtedness
Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Senior secured notes	$208,804	$207,378

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three and nine months ended September 30, 2011 and 2010, the Company recorded selling, general and administrative expenses of $1,576 and $5,167, respectively, and $1,646 and $5,183, respectively, with respect to allocations from Alon USA for such services.
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
The Company has accrued environmental remediation obligations of $362 non-current liability at September 30, 2011, and $385 non-current liability at December 31, 2010.

(c)	Litigation Matters
The Company is a party to claims and legal proceedings arising in the ordinary course of business. Management believes that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on the Company’s results of operations or financial position.

(11)	Subsequent Event
In October 2011, the Company entered into arrangements that will allow the refinery to process on average 20,000 to 25,000 barrels per day of West Texas Intermediate priced crude oil during 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended September 30, 2011.
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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our refinery’s per barrel operating margin to the Gulf Coast 2/1/1 crack spread. The Gulf Coast 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast unleaded gasoline and Gulf Coast high sulfur diesel and the market value of Light Louisiana Sweet, or LLS, crude oil.
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is comprised of equal amounts of Heavy Louisiana Sweet, or HLS crude oil, and LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of LLS crude oil (which also approximates the value of HLS crude oil) and the average value of West Texas Intermediate, or WTI, crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our refinery.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our operating results for the nine months ended September 30, 2011 were influenced by a reduction in crude throughput at the refinery during the second quarter of 2011 due to the flooding in Louisiana and its impact on crude oil supply to the refinery. Additionally, our refinery was shutdown during November 2009 for a scheduled turnaround and remained down as the work was completed and restarted in June of 2010.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2011 and September 30, 2010. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$720,530	$470,954	$2,006,489	$648,912
Operating costs and expenses:
Cost of sales	673,093	465,875	1,911,112	646,144
Direct operating expenses	22,021	20,001	58,077	45,909
Selling, general and administrative expenses	1,576	1,646	5,167	5,183
Depreciation and amortization	5,646	5,578	16,918	16,187
Total operating costs and expenses	702,336	493,100	1,991,274	713,423
Operating income (loss)	18,194	(22,146)	15,215	(64,511)
Interest expense (1)	(10,245)	(10,511)	(30,314)	(37,467)
Other income (loss), net (2)	(14,265)	(2)	(51,050)	12
Loss before income tax expense	(6,316)	(32,659)	(66,149)	(101,966)
Income tax expense	—	—	—	—
Net loss	$(6,316)	$(32,659)	$(66,149)	$(101,966)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$7.77	$0.97	$5.61	$0.35
Refinery direct operating expense (4)	3.61	3.39	3.42	5.82
Capital expenditures	6,407	2,052	9,137	5,381
Capital expenditures for turnaround and chemical catalyst	—	175	79	2,369
PRICING STATISTICS:
WTI crude oil (per barrel)	$89.75	$76.05	$95.42	$77.50
LLS crude oil (per barrel)	112.94	79.18	110.50	80.37
Crude oil differentials (per barrel):
LLS less WTI	$18.87	$3.11	$14.55	$2.81
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.82	$1.95	$2.80	$2.01
Gulf Coast high sulfur diesel	2.95	2.01	2.91	2.03
Natural gas (per MMBTU)	4.05	4.23	4.21	4.52
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$12.44	$3.91	$9.87	$4.59

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	64,420	97.1	38,597	60.1	48,895	78.5	16,460	56.9
Heavy sweet crude	1,845	2.8	23,854	37.2	12,528	20.1	11,603	40.1
Blendstocks	65	0.1	1,707	2.7	846	1.4	878	3.0
Total refinery throughput (5)	66,330	100.0	64,158	100.0	62,269	100.0	28,941	100.0
Refinery production:
Gasoline	27,396	41.1	26,442	40.9	25,905	41.5	11,720	40.3
Diesel/jet	30,491	45.7	31,383	48.5	28,757	46.0	13,609	46.9
Heavy Oils	2,828	4.2	1,487	2.3	2,577	4.1	1,437	4.9
Other	6,017	9.0	5,368	8.3	5,245	8.4	2,304	7.9
Total refinery production (6)	66,732	100.0	64,680	100.0	62,484	100.0	29,070	100.0
Refinery utilization (7)		79.7%		75.2%		80.2%		33.8%

(1)
Interest expense of $37,467 for the nine months ended September 30, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility.

(2)	Other income (loss), net for the three and nine months ended September 30, 2011 is substantially the loss on heating oil crack spread contracts.

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

(5)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data for the nine months ended September 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude supply to the refinery. The throughput data for the nine months ended September 30, 2010, reflects substantially four months of operations beginning in June 2010 due to the restart after major turnaround activity.

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Net Sales. Net sales for the three months ended September 30, 2011, were $720.5 million, compared to $471.0 million for the three months ended September 30, 2010, an increase of $249.5 million. The increase was due to higher refined product prices and higher refinery throughput in the three months ended September 30, 2011 compared to the same period last year. Refinery throughput for the three months ended September 30, 2011 was 66,330 barrels per day, compared to 64,158 barrels per day for the three months ended September 30, 2010. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2011, increased $0.87, or 44.6%, to $2.82, compared to $1.95 for the three months ended September 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2011, increased $0.94, or 46.8%, to $2.95, compared to $2.01 for the three months ended September 30, 2010.
Cost of Sales. Cost of sales for the three months ended September 30, 2011, were $673.1 million compared to $465.9 million for the three months ended September 30, 2010, an increase of $207.2 million. This increase was primarily due to increased refinery throughput as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of LLS for the three months ended September 30, 2011, increased $33.76 per barrel to an average of $112.94 per barrel, compared to an average of $79.18 per barrel for the three months ended September 30, 2010, an increase of 42.6%.
Direct Operating Expenses. Direct operating expenses were $22.0 million for the three months ended September 30, 2011, compared to $20.0 million for the three months ended September 30, 2010, an increase of $2.0 million or 10.0%. The increase in direct operating expenses for the three months ended September 30, 2011 was primarily due to higher catalyst expenditures.
Operating Income (Loss). Operating income (loss) for the three months ended September 30, 2011, was $18.2 million, compared to $(22.1) million for the three months ended September 30, 2010, an increase of $40.3 million. This increase was primarily due to higher refinery margin and increased throughput. The refinery margin for the three months ended September 30, 2011 was $7.77 per barrel compared to $0.97 per barrel for the same period last year. The increase is primarily due to higher Gulf Coast 2/1/1 crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2011 was $12.44 per barrel compared to $3.91 per barrel for the three months ended September 30, 2010. The average Gulf Coast 2/1/1 crack spread was negatively affected by a widening of the LLS to WTI differential. The LLS to WTI differential widened $15.76 per barrel from $3.11 per barrel for the three months ended September 30, 2010, to $18.87 per barrel for the three months ended September 30, 2011.
Other Income (Loss), Net. Other income (loss), net for the three months ended September 30, 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $6.3 million for the three months ended September 30, 2011, compared to $32.7 million for the three months ended September 30, 2010, a decrease of $26.4 million or 80.7%. This decrease was attributable to the factors discussed above.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Net Sales. Net sales for the nine months ended September 30, 2011, were $2,006.5 million, compared to $648.9 million for the nine months ended September 30, 2010, an increase of $1,357.6 million. The increase was due to higher refined product prices and higher refinery throughput in the nine months ended September 30, 2011 compared to the same period last year. Refinery throughput for the the nine months ended September 30, 2011 was 62,269 barrels per day, compared to 28,941 barrels per day for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010. The average price of Gulf Coast gasoline for the nine months ended September 30, 2011 increased $0.79, or 39.3%, to $2.80, compared to $2.01 for the nine months ended September 30, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the nine months ended September 30, 2011, increased $0.88, or 43.3%, to $2.91, compared to $2.03 for the nine months ended September 30, 2010.
Cost of Sales. Cost of sales for the nine months ended September 30, 2011, were $1,911.1 million compared to $646.1 million for the nine months ended September 30, 2010, an increase of $1,265.0 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of LLS for the nine months ended September 30, 2011, increased $30.13 per barrel to an average of $110.50 per barrel, compared to an average of $80.37 per barrel for the nine months ended September 30, 2010, an increase of 37.5%.
Direct Operating Expenses. Direct operating expenses were $58.1 million for the nine months ended September 30, 2011, compared to $45.9 million for the nine months ended September 30, 2010, an increase of $12.2 million or 26.6%. The increase in direct operating expenses for the nine months ended September 30, 2011 is due primarily to the refinery shutdown for major turnaround activity and restarted in June 2010 and higher current year catalyst expenditures.

Operating Income (Loss). Operating income (loss) for the nine months ended September 30, 2011, was $15.2 million, compared to $(64.5) million for the nine months ended September 30, 2010, an increase of $79.7 million. This increase was primarily due to higher refinery margin and increased throughput. The refinery margin for the nine months ended September 30, 2011 was $5.61 per barrel compared to $0.35 per barrel for the same period last year. The increase in margin was due primarily to the refinery shutdown for major turnaround activity and restarted in June 2010 and higher Gulf Coast 2/1/1 crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2011 was $9.87 per barrel compared to $4.59 per barrel for the nine months ended September 30, 2010. The average Gulf Coast 2/1/1 crack spread was negatively affected by a widening of the LLS to WTI differential. The LLS to WTI differential widened $11.74 per barrel from $2.81 per barrel for the nine months ended September 30, 2010, to $14.55 per barrel for the nine months ended September 30, 2011.
Interest Expense. Interest expense was $30.3 million for the nine months ended September 30, 2011, compared to $37.5 million for the nine months ended September 30, 2010, a decrease of $7.2 million, or 19.2%. The decrease was due primarily to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility in the nine months ended September 30, 2010.
Other Income (Loss), Net. Other income (loss), net for the nine months ended September 30, 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $66.1 million for the nine months ended September 30, 2011, compared to $102.0 million for the nine months ended September 30, 2010, a decrease of $35.9 million or 35.2%. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity, including additional funding from Alon USA, is adequate to operate the refinery. The Company's refinery average throughput of 66,330 barrels per day for the three months ended September 30, 2011, and its cash flow from operating activities for the nine months ended September 30, 2011 was $23.7 million.
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

10.1
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on November 4, 2011, SEC File 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	November 4, 2011	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	November 4, 2011	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	November 4, 2011	By:	/s/ Shai Even
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

10.1
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by Alon USA Energy, Inc. on November 4, 2011, SEC File 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements.