Form 10-K
period 2011-12-31
Alon Refining Krotz Springs, Inc.
filed 2012-03-15
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
Registrant’s telephone number, including area code: (972) 367-3600
Securities registered pursuant to Section 12 (b) of the Act: None.
Securities registered pursuant to Section 12 (g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of March 1, 2012, 50,111 shares of the registrant's Class A common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter was $0.
The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).
Documents incorporated by reference: None.

PART I
ITEMS 1. AND 2. BUSINESS AND PROPERTIES.
Statements in this Annual Report on Form 10-K, including those in Items 1 and 2, “Business and Properties,” and Item 3, “Legal Proceedings,” that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of forward-looking statements and of factors that could cause actual outcomes and results to differ materially from those projected.
This Annual Report on Form 10-K and other Securities and Exchange Commission filings of Alon Refining Krotz Springs, Inc. occasionally make references to our parent company, Alon USA Energy, Inc. (“Alon USA”), when describing actions, rights or obligations. These references reflect the fact that Alon Refining Krotz Springs, Inc. is consolidated with its respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.
Company Overview
In this Annual Report, the words “we,” “our” and “us” refer to Alon Refining Krotz Springs, Inc., and not to any other person.
We are a Delaware corporation formed in May 2008 in connection with the acquisition of Valero Refining Company-Louisiana by our parent company, Alon USA. We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”) in Krotz Springs, Louisiana. Our principal executive offices are located at 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251, and our telephone number is (972) 367-3600.
We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC's website at www.sec.gov. In addition, our SEC filings are available free of charge through our parent company's internet website at www.alonusa.com as soon as reasonably practicable after we electronically file, or furnish, such material with the SEC. We will provide copies of our filings free of charge to our bondholders upon request to Alon Refining Krotz Springs, Inc., Attention: Investor Relations, 7616 LBJ Freeway, Suite 300, Dallas, Texas 75251.
Business
Our Refinery
In July 2008 we acquired Valero Refining Company — Louisiana. Valero Refining Company — Louisiana’s assets included a refinery with a nameplate capacity of approximately 83,100 bpd located in Krotz Springs, Louisiana.
Our refinery is strategically located on approximately 381 acres on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial pipeline system (“Colonial Pipeline”), providing us with diversified access to both locally sourced and foreign crude oils, as well as distribution of our products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. In industry terms, our refinery is characterized as a “mild residual cracking refinery,” which generally refers to a refinery utilizing vacuum distillation and catalytic cracking processes in addition to basic distillation and naphtha reforming processes to minimize low quality black oil production and to produce higher light product yields such as gasoline, light distillates and intermediate products.
The refinery processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.
The refinery’s main processing units include a crude unit and an associated vacuum unit, a fluid catalytic cracking unit, a catalytic reformer unit, a polymerization unit, and an isomerization unit.
Our refinery has the capability to process substantial volumes of low sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Typically, sweet crude oil has accounted for 100% of our refinery’s crude oil input.
Raw Material Supply.
In 2011, sweet crude oil accounted for approximately 100% of our crude oil input at our refinery, of which approximately

80.0% was Light Louisiana Sweet (“LLS”) crude oil and 20.0% was Heavy Louisiana Sweet (“HLS”) crude oil. Our refinery has access to various types of domestic and foreign crude oils via a combination of two ExxonMobil pipeline (“EMPCo”) systems, barge delivery, or truck rack delivery. Approximately 59% of the crude oil is received by pipeline with the remainder received by barge or truck.
We receive HLS, LLS and foreign crude oils from two EMPCo systems, the “Southbend/Sunset System,” and “Northline System.” The Southbend/Sunset System provides HLS crude oil from gathering systems at South Bend, Avery Island, Empire, Grand Isle and Fourchon, Louisiana. All of Southbend/Sunset’s current crude oil capacity is delivered to our refinery. The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex.
EMPCo was required to suspend operation of the Southbend/Sunset System in October 2011 due to permitting issues. It is our understanding that EMPCo is working to resolve these issues. In the interim, we have increased use of barges to compensate for the volumes historically delivered by this system.
Our refinery also has access to foreign crude oils from the St. James terminal. Various Louisiana crude oils and WTI can also be delivered by barge, via the Intracoastal Canal, the Atchafalaya River, or directly by truck.
Historically, approximately three-quarters of our refinery’s crude oil input requirements were purchased through term contracts with several suppliers. At present, J. Aron & Company ("J. Aron"), through arrangements with various oil companies, supplies the majority of our refinery’s crude oil input requirements. Other feedstocks, including butane and secondary feedstocks, are delivered by truck and marine transportation.
Production
Gasoline. In 2011, gasoline accounted for approximately 41.4% of our refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. Our refinery is capable of producing regular unleaded gasoline grades required in the Southern and Eastern U.S. markets.
Distillates. In 2011, diesel, light cycle oil and jet fuel accounted for approximately 45.6% of our refinery’s production. In connection with the acquisition of our refinery in 2008, we entered into an offtake agreement with Valero Energy Corporation (“Valero”) that provides for Valero to purchase, at market prices, light cycle oil and high sulfur distillate blendstock for a period of five years.
Heavy Oils and Other. In 2011, slurry oil, LPG and petrochemical feedstocks accounted for approximately 13.0% of our refinery’s production.
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
Product Pipelines. Our refinery connects to and distributes refined products into the Colonial Pipeline for distribution by our customers to the Southern and Eastern United States. The 5,519 mile Colonial Pipeline transports products to 267 marketing terminals located near the major population centers. The connection to the Colonial Pipeline provides flexibility to optimize product flows into multiple regional markets.
Barge, Railcar and Truck. Products not shipped through the Colonial Pipeline, such as high sulfur diesel sold to Valero pursuant to our offtake agreement with Valero, are transported via barge for sale. Barges have access to both the Mississippi and Ohio Rivers.
Propylene/propane mix is sold via railcar and truck, to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped on to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to our refinery via truck for blending, and sell the isobutane and natural gasoline on a spot basis.
Parent Company
Alon USA is an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA is listed on the NYSE under the symbol “ALJ” and had a market capitalization of $488.7 million as of December 31, 2011. Alon USA's crude oil refineries are located in Paramount, Bakersfield and Long Beach, California; Big Spring, Texas; Willbridge, Oregon; and Krotz Springs, Louisiana and have a combined crude oil throughput capacity of approximately 250,000 bpd. Alon USA's refineries produce petroleum products including various grades of gasoline, diesel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.

The acquisition of our refinery in 2008 increased Alon USA's refining capacity by approximately 50% and provided Alon USA with further scale, diversification and flexibility to optimize feedstock and refined product mixes. Furthermore, our refinery's strategic location in central Louisiana provided geographic diversification as well as increased opportunities for refined product marketing and distribution.
In addition to its refining operations, Alon USA operates 302 convenience stores and markets motor fuels to over 640 locations, including Alon USA's convenience stores, under the Alon and FINA brand names in the South Central and Southwestern United States. Alon USA also markets asphalt products produced at its Big Spring, Willbridge and California refineries through 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC. Alon USA, through its retail subsidiaries, is also the largest 7-Eleven licensee in the United States.
Competition
The petroleum refining industry continues to be highly competitive. Many of our principal competitors are integrated, multi-national oil companies (e.g., Valero, Chevron, ExxonMobil, Shell, ConocoPhillips and BP) and other major independent refining and marketing entities that operate in our market areas. Because of their diversity, integration of operations and larger capitalization, these major competitors may have greater financial and other resources and may have a greater ability to bear the economic risks, operating risks and volatile market conditions associated with the petroleum refining industry.
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
Government Regulation and Legislation
Environmental Controls and Expenditures
Our operations are subject to extensive and frequently changing federal, state, regional and local laws, regulations and ordinances relating to the protection of the environment, including those governing emissions or discharges to the air, land and water, the handling and disposal of solid and hazardous waste and the remediation of contamination. We believe our operations are generally in substantial compliance with these requirements. Over the next several years our operations will have to meet new requirements being promulgated by the United States Environmental Protection Agency ("EPA") and the states and jurisdictions in which we operate.
The Clean Air Act and its implementing regulations require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to reduce the sulfur content in gasoline to 30 ppm and diesel to 15 ppm. Gasoline produced at our refinery currently meets the low sulfur gasoline standard. We do not manufacture low sulfur diesel fuel.
The EPA is expected to publish a proposed rule to further reduce sulfur in gasoline and diesel fuel in 2012, which is expected to be finalized later this year. Depending on the final standard, our refinery may be required to install controls to further reduce sulfur. The need for or costs of any such controls is not known at this time.
In February 2007, the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, the rule would require that beginning in 2011 refiners meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012 refiners meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. We have spent $5.8 million through 2011 and estimate an additional $5.0 million (through 2014) will be necessary in order for our refinery to install controls to meet the standards. Under the regulations, the EPA may grant extensions of time to comply with the annual average benzene standard if a refinery demonstrates that unusual circumstances exist that impose extreme hardship and significantly affect the ability of the refinery to comply. We have requested an extension of time to comply with the annual average standard at our refinery and are awaiting a response from the EPA.
We are subject to the renewable fuel standard which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. For 2012, the EPA raised the renewable fuel percentage standard to approximately 9%. Our refinery has received an extension of the deadline to comply with the renewable fuel standard. Therefore, we will not be required to blend renewable fuels or purchase RINs for compliance until 2013, unless a further extension is received.
Regulation
Conditions may develop that require additional capital expenditures at our refinery for compliance with the Federal Clean Air Act and other federal, state and local requirements. The EPA recently promulgated regulations applicable to emissions of hazardous air pollutants from industrial heaters and boilers and reciprocating internal combustion engines, which may necessitate the installation of controls or additional monitoring at our refinery. In addition, the EPA recently passed greenhouse gas emission regulations, which may necessitate the installation of controls to reduce emissions of greenhouse gases if we construct new equipment or modify existing equipment in such a way that there is a significant increase in greenhouse gas emissions. Finally, the EPA will be finalizing rules applicable to refinery FCCUs, heaters, boilers, and flares that may necessitate the installation of controls or additional monitoring and are expected to add requirements for greenhouse gas emissions. We cannot currently determine the amounts of such future expenditures.
Compliance
Although the U.S. House of Representatives passed the American Clean Energy and Security Act on June 26, 2009, which would have established a market-based “cap-and-trade” system to achieve yearly reductions in greenhouse gas (GHG) emissions, the 111th United States Congress did not pass comprehensive legislation addressing GHG emissions. While it is possible that Congress will adopt some form of federal mandatory GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
Our refinery was subject to a “global settlement” with the EPA under the National Petroleum Refining Initiative, at the time it was acquired. In return for agreeing to the consent decree and implementing the reductions in emissions that it specifies, the refineries secured broad releases of liability that provide immunity from enforcement actions for alleged past non-compliance under each of the Clean Air Act programs covered by the consent decree. If we are unable to meet the agreed upon reductions without add-on controls, our capital costs could increase. Because our refinery remains subject to the Valero consent decree, we entered into an agreement with Valero at the time of the acquisition allocating responsibilities under the consent decree. We are responsible for implementing only those portions of the consent decree that are specifically and uniquely applicable to our refinery.
Known Environmental Liabilities
At December 31, 2011, our refinery had an environmental reserve of $0.4 million. This reserve relates to the remediation of ground water.
Employees
Approximately 190 people, including operations personnel and general and administrative personnel, are currently utilized to conduct and support our refinery's operations. To facilitate and lower the costs of the provision and administration of employee payroll and benefits, the personnel utilized in our operations are employed through an affiliate of Alon USA with our company paying the costs of such payroll and benefits. None of our personnel are covered by collective bargaining agreements. We believe that our relations with our personnel are satisfactory.
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

Insurance
We are insured under our own insurance policies which cover physical damage (all risk property damage, business interruption and flood), third party liability and other miscellaneous items. The property insurance policy has a combined loss limit for a property loss and business interruption at our refinery of $750 million per occurrence. A deductible of $2 million applies to physical damage claims, with a 45-day wait period deductible for business interruption.
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
Our refining earnings, profitability and cash flows from operations depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts or inverts, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another and it is the relationship between such prices, rather than the nominal amounts of such prices, that has the greatest impact on our results of operations and cash flows. Prices of crude oil, other feedstocks and refined products, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products;

•	worldwide political conditions, particularly in significant oil producing regions;

•	the level of foreign and domestic production of crude oil and refined products and the level of crude oil, feedstock and refined products imported into the United States;

•	utilization rates of U.S. refineries;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

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
Although we continually analyze refinery operating margins and seek to adjust throughput volumes and product slates to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and other variable costs.

The nature of our business has historically required us to maintain substantial quantities of crude oil and refined product inventories. Because crude oil and refined products are essentially commodities, we have no control over the changing market value of these inventories. Our inventory is valued at the lower of cost or market value under the last-in, first-out ("LIFO") inventory valuation methodology. As a result, if the market value of our inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.
In addition, the volatility in costs of natural gas, electricity and other utility services used by our refinery affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Future increases in fuel and utility prices may have a negative effect on our earnings, profitability and cash flows.
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
There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on or interact with damaged process units and, accordingly, are also subject to being shutdown.
Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products, and any sustained disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to interruptions of supply and distribution as a result of our reliance on pipelines and barges for transportation of crude oil and refined products.
Our refinery receives a substantial percentage of crude oil and delivers a substantial percentage of refined products through pipelines and barges. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines and barges to transport crude oil or refined products is disrupted because of accidents, earthquakes, hurricanes, flooding, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor. Our prolonged inability to use any of the pipelines and barges that we use to transport crude oil or refined products could have a material adverse effect on our business, results of operations and cash flows.
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
The U.S. House of Representatives and the U.S. Senate are in various stages of considering legislation intended to control and reduce emissions of "greenhouse gases," or "GHGs," in the United States. GHGs are certain gases, including carbon dioxide and methane, which may be contributing to warming of the Earth's atmosphere and other climatic changes.
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
Once GHGs became regulated by the EPA for vehicles, they also became regulated pollutants under the Clean Air Act potentially triggering other Clean Air Act requirements. On May 13, 2010, EPA announced a final rule to raise the threshold amount of GHG emissions that a source would have to emit to trigger certain Clean Air Act permitting requirements and the need to install controls to reduce emissions of greenhouse gases. Beginning in January 2011, facilities already subject to the Prevention of Significant Deterioration and Title V operating permit programs that increase their emissions of GHGs by 75,000 tons per year will be required to install control technology, known as "Best Available Control Technology," to address the GHG emissions. Both the endangerment finding and stationary source rule are being challenged, however. If the EPA's actions withstand legal challenge, the new obligations finalized in the stationary source rule could require us to incur increased costs. If we are unable to sell our refined products at a price that captures such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. In addition, any increase in prices of refined products resulting from such increased costs could have an adverse effect on our financial condition, results of operations and cash flows.
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
We may incur significant costs and liabilities with respect to environmental lawsuits and proceedings and any investigation and remediation of existing and future environmental conditions.
In connection with the acquisition of our refinery from Valero, we became party to an agreement that allocated the parties' respective obligations under the Valero global settlement consent decree. The parties are in discussions regarding the appropriate levels of NOx emissions for the refinery's catalytic cracking unit, which is part of a Valero system-wide NOx emissions limit in the consent decree. Depending on the outcome of these discussions, it may be necessary for us to install additional controls or take other steps to reduce emissions of NOx from the catalytic cracking unit.
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
We are located in an area that has a history of hurricanes and flooding, the occurrence of which could materially affect our operations.
From mid-May to mid-June 2011, our refinery was shutdown in anticipation of potential flooding from the opening of the Morganza Spillway, which diverted water from the Mississippi River to the Atchafalaya Basin and the Atchafalaya River. Our refinery did not incur any damage; however, this flooding did impact crude supply to our refinery.
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
Subject to restrictions in the Indenture governing our Senior Secured Notes, we may incur additional indebtedness. Our indebtedness could have important consequences to you and significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations, including with respect to our Senior Secured Notes;

•	our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on our Senior Secured Notes as well as to fund excess cash flow;

•	offers on our Senior Secured Notes, which will reduce the funds available to use for operations and other purposes;

•	our ability to fund a change of control offer may be limited;

•	our ability to borrow additional funds may be limited;

•	our indebtedness could place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be restricted from making strategic acquisitions or exploiting other business opportunities; and

•	our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.
We expect to use cash flow from operations to pay our expenses and scheduled interest and principal payments due under our Senior Secured Notes. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. The recent recession and credit crisis and related turmoil in the global financial system has had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Consequently, our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay or pay interest on our Senior Secured Notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our Senior Secured Notes, sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of the Indenture governing our Senior Secured Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of our Senior Secured Notes and our ability to pay the amounts due under our Senior Secured Notes. In addition, if we default in the payment of amounts due on our Senior Secured Notes, it would give rise to an event of default under the Indenture governing our Senior Secured Notes. In the event of any acceleration, there can be no assurance that we will have enough cash to repay our outstanding Senior Secured Notes.
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of March 1, 2012, Alon USA is the only holder of all of the Company's outstanding voting capital stock. There is no established public trading market for the Company's common stock. We did not declare or pay dividends on our capital stock in 2011 or 2010. Our debt agreements contain provisions that limit our ability to pay dividends.
ITEM 6. SELECTED FINANCIAL DATA.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K and the other sections of this Annual Report on Form 10-K, including Items 1 and 2 “Business and Properties.”
For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Annual Report on Form 10-K of our parent, Alon USA Energy, Inc., for the year ended December 31, 2011.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows. See Item 1A "Risk Factors."
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate crude oil and Light Louisiana Sweet and Heavy Louisiana Sweet crude oils;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•	changes in fuel and utility costs incurred by our facilities;

•	disruptions due to equipment interruption, pipeline disruptions or failure at third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in this Annual Report on Form 10-K under the caption “Risk Factors”.
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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our refinery’s per barrel operating margin to the Gulf Coast 2/1/1 crack spread. The Gulf Coast 2/1/1 crack spread is calculated assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. We calculate the Gulf Coast 2/1/1 crack spread using the market values of Gulf Coast conventional gasoline and Gulf Coast high sulfur diesel and the market value of Light Louisiana Sweet, or LLS, crude oil.
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input was comprised primarily of Heavy Louisiana Sweet, or HLS crude oil, and LLS crude oil. We measure the cost of refining these lighter sweet crude oils by calculating the difference between the average value of LLS crude oil (which also approximates the value of HLS crude oil) to the average value of West Texas Intermediate, or WTI, crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our refinery.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating result over the three-year period ended December 31, 2011 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Our operating results for the year ended December 31, 2011 were influenced by a reduction in crude throughput at the refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery. For the year ended December 31, 2011, we had losses of $36.3 million related to heating oil crack spread call options. Additionally in 2011, we had unrealized hedging gains of $32.7 million.
In an effort to match our safety, reliability and environmental performance initiatives with the current operating margin environment, we accelerated a planned turnaround at our refinery from the first quarter of 2010 to the fourth quarter of 2009. The refinery resumed operations in June 2010.
In 2009, refinery throughput was reduced due to our optimization of throughput to respond to declining margins, to reduce borrowings under our revolving credit facility and due to the effects of regularly scheduled maintenance.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following table provides summary financial data and selected key operating statistics for the years ended December 31, 2011, 2010 and 2009. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$2,533,092	$1,254,663	$1,156,883
Operating costs and expenses:
Cost of sales	2,433,910	1,226,184	1,031,368
Direct operating expenses	79,972	62,321	74,007
Selling, general and administrative expenses	6,827	6,890	7,328
Depreciation and amortization	22,645	21,844	20,485
Total operating costs and expenses	2,543,354	1,317,239	1,133,188
Operating income (loss)	(10,262)	(62,576)	23,695
Interest expense (1)	(40,977)	(47,695)	(69,090)
Other income (loss), net (2)	(36,232)	(4,105)	17
Loss before income tax benefit	(87,471)	(114,376)	(45,378)
Income tax benefit	—	—	—
Net loss	$(87,471)	$(114,376)	$(45,378)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$3.05	$2.24	$5.66
Refinery direct operating expense (4)	3.67	4.36	4.22
Capital expenditures	18,909	7,350	12,404
Capital expenditures for turnaround and chemical catalyst	2,649	2,383	13,290
PRICING STATISTICS:
WTI crude oil (per barrel)	$95.07	$79.41	$61.82
LLS crude oil (per barrel)	110.98	80.61	60.90
Crude oil differentials (per barrel):
LLS less WTI	$16.76	$2.49	$0.92
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.75	$2.05	$1.64
Gulf Coast high sulfur diesel	2.91	2.10	1.62
Natural gas (per MMBTU)	4.03	4.38	4.16
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.00	$5.26	$5.58

	Year Ended December 31,
	2011		2010		2009
THROUGHPUT AND PRODUCTION DATA:	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	47,177	79.0	23,810	60.7	22,942	47.5
Heavy sweet crude	11,802	19.8	14,535	37.0	22,258	46.0
Blendstocks	741	1.2	899	2.3	3,137	6.5
Total refinery throughput (5)	59,720	100.0	39,244	100.0	48,337	100.0
Refinery production:
Gasoline	24,852	41.4	15,812	40.1	22,264	45.4
Diesel/jet	27,436	45.6	18,986	48.2	21,318	43.4
Heavy Oils	2,904	4.8	1,515	3.8	1,238	2.5
Other	4,914	8.2	3,107	7.9	4,258	8.7
Total refinery production (6)	60,106	100.0	39,420	100.0	49,078	100.0
Refinery utilization (7)		77.9%		46.1%		65.3%

(1)
Interest expense for the year ended December 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility. Interest expense for the year ended December 31, 2009 includes $20,482 of unamortized debt issuance costs written off as a result of prepayments of term debt in October 2009, as well as $5,715 related to the liquidation of heating oil hedges in the second quarter of 2009.

(2)	Other income (loss), net for the years ended December 31, 2011 and 2010 is substantially the loss on heating oil call option crack spread contracts.

(3)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial unrealized hedge positions and inventory adjustments related to acquisitions) by the refinery’s throughput volumes. Industry-wide refining results are driven by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the year ended December 31, 2011 for our refinery excludes unrealized hedging gains of $32,742. The refinery operating margin for the year ended December 31, 2010, excludes an unrealized loss associated with consignment inventory of $3,537.

(4)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery, exclusive of depreciation and amortization, by the refinery’s total throughput volume.

(5)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. See previous discussion in "Factors Affecting Comparability" for more information regarding throughput.

(6)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(7)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Sales. Net sales for the year ended December 31, 2011, were $2,533.1 million, compared to $1,254.7 million for the year ended December 31, 2010, an increase of $1,278.4 million. The increase was due to higher refined product prices and higher refinery throughput in the year ended December 31, 2011 compared to last year. Refinery throughput for the the year ended December 31, 2011 was 59,720 barrels per day, compared to 39,244 barrels per day for the year ended December 31, 2010. During the year ended December 31, 2010, our refinery was shutdown for major turnaround activity and restarted in June 2010. The average price of Gulf Coast gasoline for the year ended December 31, 2011 increased $0.70, or 34.1%, to $2.75, compared to $2.05 for the year ended December 31, 2010. The average per gallon price for Gulf Coast high sulfur diesel for the year ended December 31, 2011, increased $0.81, or 38.6%, to $2.91, compared to $2.10 for the year ended December 31, 2010.
Cost of Sales. Cost of sales for the year ended December 31, 2011, were $2,433.9 million compared to $1,226.2 million for the year ended December 31, 2010, an increase of $1,207.7 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of LLS for the year ended December 31, 2011, increased $30.37 per barrel, or 37.7%, to an average of $110.98 per barrel, compared to an average of $80.61 per barrel for the year ended December 31, 2010.
Direct Operating Expenses. Direct operating expenses were $80.0 million for the year ended December 31, 2011, compared to $62.3 million for the year ended December 31, 2010, an increase of $17.7 million, or 28.4%. The increase in direct operating expenses for the year ended December 31, 2011 is due primarily to the refinery shutdown for major turnaround activity until June 2010 and higher current year catalyst expenditures.
Operating Income (Loss). Operating loss for the year ended December 31, 2011, was $10.3 million, compared to $62.6 million for the year ended December 31, 2010, a reduction in loss of $52.3 million. This improvement was primarily due to higher refinery margin and increased throughput in 2011. The refinery margin for the year ended December 31, 2011 was $3.05 per barrel compared to $2.24 per barrel for the year ended December 31, 2010. The increase in margin was due primarily to the refinery shutdown for major turnaround activity until June 2010 and higher Gulf Coast 2/1/1 crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2011 was $7.00 per barrel compared to $5.26 per barrel for the year ended December 31, 2010. The average Gulf Coast 2/1/1 crack spread was negatively affected by a widening of the LLS to WTI differential. The LLS to WTI differential widened $14.27 per barrel from $2.49 per barrel for the year ended December 31, 2010, to $16.76 per barrel for the year ended December 31, 2011.
Interest Expense. Interest expense was $41.0 million for the year ended December 31, 2011, compared to $47.7 million for the year ended December 31, 2010, a decrease of $6.7 million, or 14.0%. The decrease was due primarily to a charge of $6.7 million for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility in the year ended December 31, 2010.
Other Income (Loss), Net. Other income (loss), net for the year ended December 31, 2011 is substantially the loss on heating oil call option crack spread contracts.
Net Loss. Net loss was $87.5 million for the year ended December 31, 2011, compared to $114.4 million for the year ended December 31, 2010, a decrease in loss of $26.9 million or 23.5%. This decrease in loss was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangements, other credit lines and additional funding from Alon USA. Future operating results will depend on market factors, primarily the difference between the prices we receive from customers for produced products compared to the prices we pay to suppliers for crude oil. We plan to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above-described sources is adequate to operate the refinery.
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

Inventory. Crude oil, refined products and blendstocks are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. Market values of crude oil, refined products and blendstocks exceeded LIFO costs by $18.4 million and $9.8 million at December 31, 2011 and 2010, respectively.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Changes in commodity prices and purchased fuel prices are our primary sources of market risk. Alon USA's risk management committee oversees all activities associated with the identification, assessment and management of our market risk exposure.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices, as well as volatility in the price of natural gas used in our refinery operations. Our financial results can be affected significantly by fluctuations in these prices, which depend on many factors, including demand for crude oil, gasoline and other refined products, changes in the economy, worldwide production levels, worldwide inventory levels and governmental regulatory initiatives. Alon USA's risk management strategy identifies circumstances in which we may utilize the commodity futures market to manage risk associated with these price fluctuations.
In order to manage the uncertainty relating to inventory price volatility, we have consistently applied a policy of maintaining inventories at or below a targeted operating level. In the past, circumstances have occurred, such as timing of crude oil cargo deliveries, turnaround schedules or shifts in market demand that have resulted in variances between our actual inventory level and our desired target level. Upon the review and approval of Alon USA's risk management committee, we may utilize the commodity futures market to manage these anticipated inventory variances. In addition, we have entered into and regularly evaluate opportunities to provide us with a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility on commodity prices.
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2011, we held approximately 0.5 million barrels of crude oil and product inventories valued under the LIFO valuation method with an average cost of $73.67 per barrel. Market value exceeded carrying value of LIFO costs by $18.4 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.5 million.
In accordance with ASC 815-10, all commodity futures contracts are recorded at fair value and any changes in fair value between periods is recorded in the profit and loss section of our financial statements. “Forwards” represent physical trades for which pricing and quantities have been set, but the physical product delivery has not occurred by the end of the reporting period. “Futures” represent trades which have been executed on the New York Mercantile Exchange which have not been closed or settled at the end of the reporting period. A “long” represents an obligation to purchase product and a “short” represents an obligation to sell product.
The following table provides information about our derivative commodity instruments as of December 31, 2011:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Fair Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	228,492	109.80	—	$25,089	$25,147	$59
Forwards-long (Distillate)	46,051	118.82	—	5,472	5,477	5
Forwards-short (Distillate)	(120,844)	—	117.48	(14,197)	(14,484)	(287)
Forwards-short (Gasoline)	(97,027)	—	104.10	(10,101)	(10,458)	(357)
Forwards-short (Jet)	(76,662)	—	120.44	(9,233)	(9,448)	(215)
Forwards-long (Slurry)	46,729	89.25	—	4,171	4,245	74
Forwards-long (Catfeed)	75,809	107.65	—	8,161	8,410	249
Forwards-long (Slop)	1,366	88.58	—	121	121	—
Futures-short (Crude)	(359,000)	—	97.43	(34,979)	(35,480)	(501)
Futures-long (Gasoline)	33,000	93.05	—	3,070	3,683	613
Futures-long (Diesel)	140,000	120.34	—	16,847	17,135	288

Description of Activity	Contract Volume (in barrels)	Wtd Avg Contract Spread	Wtd Avg Market Spread	Contract Value	Fair Value	Gain (Loss)
				(in thousands)
Futures-swaps (Heating Oil)	(3,132,800)	$27.80	$22.17	$(87,083)	$(69,464)	$17,619
Futures-swaps (3/2/1 Crack Spreads)	(1,800,000)	21.75	13.79	(39,142)	(24,825)	14,317
Futures-call options (Heating Oil)	(1,001,000)	14.20	21.57	(14,217)	(21,593)	(7,375)
Interest Rate Risk
As of December 31, 2011, all of our outstanding debt was at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements and Schedule are included as an annex of this Annual Report on Form 10-K. See the Index to Financial Statements and Schedule on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon Refining Krotz Springs, Inc. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In management's evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management
Our current directors and executive officers, their ages as of January 31, 2012, and their business experience during the past five years are set forth below:

Name	Age	Position
David Wiessman	57	Executive Chairman of the Board of Directors
Jeff D. Morris	60	Vice Chairman of the Board of Directors
Paul Eisman	56	Director, Chief Executive Officer and President
Shai Even	43	Director, Senior Vice President and Chief Financial Officer
Joseph A. Concienne, III	61	Director
Claire A. Hart	56	Senior Vice President
Alan Moret	57	Vice President of Supply
Michael Oster	40	Vice President of Mergers and Acquisitions
Gregg Byers	57	Vice President of Refining
David Wiessman has served as Executive Chairman of our Board of Directors since July 2008. Mr. Wiessman has also served as Executive Chairman of the Board of Directors of Alon USA since July 2000 and served as President and Chief Executive Officer of Alon USA from its formation in 2000 until May 2005. Mr. Wiessman has over 35 years of oil industry and marketing experience. Since 1994, Mr. Wiessman has been Chief Executive Officer, President and a director of Alon Israel Oil Company, Ltd., or Alon Israel, Alon USA's parent company. In 1992, Bielsol Investments (1987) Ltd. acquired a 50% interest in Alon Israel. In 1987, Mr. Wiessman became Chief Executive Officer of, and a stockholder in, Bielsol Investments (1987) Ltd. In 1976, after serving in the Israeli Air Force, he became Chief Executive Officer of Bielsol Ltd., a privately-owned Israeli company that owns and operates gasoline stations and owns real estate in Israel. Mr. Wiessman is also Executive Chairman of the Board of Directors of Blue Square-Israel, Ltd., which is listed on the New York Stock Exchange, or NYSE, and the Tel Aviv Stock Exchange, or TASE; Executive Chairman of Blue Square Real Estate Ltd., which is listed on the TASE, and Executive Chairman of the Board and President of Dor-Alon Energy in Israel (1988) Ltd., which is listed on the TASE, and all of which are subsidiaries of Alon Israel.
Jeff D. Morris has served as our Vice Chairman of the Board of Directors since May 2011 and a director since July 2008. Mr. Morris also served as our Chief Executive Officer from July 2008 to May 2011 and as President from July 2008 until March 2010.  Mr. Morris has served as the Vice Chairman of the Board of Directors of Alon USA since May 2011 and director since May 2005.  He also served as Alon USA's Chief Executive Officer from May 2005 to May 2011, Alon USA's Chief Executive Officer of its operating subsidiaries from July 2000 to May 2011, Alon USA's President from May 2005 until March 2010 and President of its operating subsidiaries from July 2000 until March 2010. Prior to joining Alon USA, he held various positions at FINA, Inc., where he began his career in 1974. Mr. Morris served as Vice President of FINA's South Eastern Business Unit from 1998 to 2000 and as Vice President of its South Western Business Unit from 1995 to 1998. In these capacities, he was responsible for both the Big Spring refinery and FINA's Port Arthur refinery and the crude oil gathering assets and marketing activities for both business units.
Paul Eisman was appointed to serve as our Chief Executive Officer in May 2011 and our President in March 2010 in connection with his appointments as Chief Executive Officer and President of Alon USA. Prior to joining Alon USA, Mr. Eisman was Executive Vice President, Refining & Marketing Operations at Frontier Oil Corporation from 2006 to 2009 and held various positions at KBC Advanced Technologies from 2003 to 2006, including Vice President of North American Operations. During 2002, Mr. Eisman was Senior Vice President of Planning for Valero Energy Corporation following Valero's acquisition of Ultramar Diamond Shamrock. Prior to the acquisition, Mr. Eisman had a 24-year career with Ultramar Diamond Shamrock, serving in many technical and operational roles including Executive Vice President of Corporate Development and Refinery Manager at the McKee refinery.
Shai Even is our Senior Vice President and Chief Financial Officer and has served as an officer since July 2008 and a director since May 2008. Mr. Even has also served as a Senior Vice President of Alon USA since August 2008 and as Alon

USA's Chief Financial Officer since December 2004. Mr. Even served as a Vice President of Alon USA from May 2005 to August 2008 and Treasurer from August 2003 until March 2007.
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
Claire A. Hart is our Senior Vice President and has served as an officer since July 2008. Mr. Hart has also served as Senior Vice President of Alon USA since January 2004 and served as Alon USA's Chief Financial Officer and Vice President from August 2000 to January 2004. Prior to joining Alon USA, he held various positions in the Finance, Accounting and Operations departments of FINA for 13 years, serving as Treasurer from 1998 to August 2000 and as General Manager of Credit Operations from 1997 to 1998.
Alan Moret is our Vice President of Supply and has served as an officer since July 2008. Mr. Moret has also served as Senior Vice President of Supply of Alon USA since August 2008. Mr. Moret served as Alon USA's Senior Vice President of Asphalt Operations from August 2006 to August 2008, with responsibility for asphalt operations and marketing at Alon USA's refineries and asphalt terminals. Prior to joining Alon USA, Mr. Moret was President of Paramount Petroleum Corporation from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as President of ARCO Crude Trading, Inc. from 1998 to 2000 and as President of ARCO Seaway Pipeline Company from 1997 to 1998.
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
Gregg Byers has served as our Vice President of Refining since February 2012, with responsibility for operations at our refinery. Mr. Byers rejoined Alon USA in September 2011 as Senior Director of Engineering Services.  Mr. Byers has been employed in the refining industry for over 35 years, most recently with Sinclair Oil Corporation as Operations Manager of Sinclair's Wyoming refinery from 2008 to 2011. Prior to this, Mr. Byers served as Engineering & Project Development Director at our refinery under Alon USA's ownership in 2008 and Valero Energy Corporation's ownership from 2001 to 2008.
Corporate Governance
We do not have an audit committee or a compensation committee. The executive officers of our parent company serve as members of our board of directors. Our executive officers are subject to the Corporate Governance Guidelines and Code of Business Conduct and Code of Ethics of our parent company. Copies of such documents are available free of charge through our parent's internet website at www.alonusa.com. We do not have an internet website.
ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth the name and title of our principal executive officer and principal financial officer and our four other most highly compensated executive officers, which we refer to as the named executive officers:

Name	Title
David Wiessman	Executive Chairman of the Board of Directors
Jeff D. Morris	Vice Chairman of the Board of Directors
Paul Eisman	Chief Executive Officer and President
Shai Even	Senior Vice President and Chief Financial Officer
Michael Oster	Vice President of Mergers and Acquisitions
Alan Moret	Vice President of Supply
Our named executive officers are also executive officers and employees of our parent company and are compensated by our parent company in their capacities as such. See “Certain Relationships and Related Party Transactions.” We do not directly employ our named executive officers. Our parent company's compensation committee establishes the base salary, bonus and other elements of compensation for its executive officers, and such determinations are not subject to approvals by our board of directors.
The objectives of our parent company's compensation policies are to attract, motivate and retain qualified management and personnel who are highly talented while ensuring that executive officers and other employees are compensated in a manner that advances both the short and long-term interests of stockholders. In pursuing these objectives, our parent company's compensation committee believes that compensation should reward executive officers and other employees for both their personal performance and the performance of our parent company and its subsidiaries.
Our parent company's management provides compensation recommendations to its compensation committee. However, the final determination of a compensation package for the named executive officers is made solely by the compensation committee, except with respect to the compensation packages of Messrs. Wiessman and Eisman. The compensation package for Mr. Eisman is determined by Mr. Wiessman in consultation with our parent company's board of directors. The compensation package for Mr. Wiessman is determined by our parent company's board of directors, excluding Mr. Wiessman. Our parent company does not currently engage any consultants relating to executive and/or director compensation practices.
Employment Agreements and Change of Control Arrangements
David Wiessman. Our parent company is party to an Agreement of Principles of Employment with Mr. Wiessman, effective January 1, 2010, pursuant to which he will serve as our parent company's Executive Chairman of the Board through January 1, 2015. Pursuant to this agreement, our parent company will pay Mr. Wiessman, through a company owned by him, a fee of $29,172 per month, and Mr. Wiessman will be entitled to participate in the pension plans or non-qualified retirement arrangements, bonus plans and any equity plans of our parent company and its subsidiaries (except for the Alon Assets, Inc. 2000 Stock Option Plan and Alon Operating, Inc. 2000 Stock Option Plan) at the same level as other executives. Mr. Wiessman will be entitled to a 5% fee increase at the end of each of the first, second, third and fourth year of the agreement. Our parent company will also pay the maintenance and utility costs associated with Mr. Wiessman's Dallas, Texas residence, provide medical insurance benefits to Mr. Wiessman and reimburse Mr. Wiessman for airfare incurred to transport his family members between Israel and the United States (up to a maximum of eight tickets per year).  Our parent company or Mr. Wiessman may terminate the agreement on six months' notice and Mr. Wiessman will be entitled to receive his full compensation and benefits during the notice period. Upon termination of the agreement by our parent company following the notice period, our parent company will be required to pay Mr. Wiessman (1) a fee equal to the product of (i) 200% of his monthly fee multiplied by (ii) the number of years of Mr. Wiessman's service with our parent company since August 2000 and (2) 12 months of severance. Upon termination of this agreement by Mr. Wiessman following the notice period, our parent company will be required to pay Mr. Wiessman a fee equal to the product of (a) 100% of his monthly fee multiplied by (b) the number of years of Mr. Wiessman's service with our parent company since August 2000.
Jeff D. Morris.  Our parent company is party to an Amended and Restated Executive Employment Agreement with Jeff Morris, the initial term of which is through May 3, 2014, and the term of which automatically renews for one-year terms. Either party may terminate the agreement upon not less than 30 days' prior written notice. Mr. Morris currently receives a base salary of $150,000 per year. Under his employment agreement, Mr. Morris is entitled to participate in our parent company's annual cash bonus plan (at the discretion of our parent company), pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Morris with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Morris is subject to a covenant not to compete during the term of his employment and for a period of nine months following the completion thereof. The agreement also provides that during the term of the agreement and for a period of three years thereafter, Mr. Morris shall have the right to be the Chief Technology Officer of, and to invest in up to 20% of the initial equity investment of, any corporate entity created by an affiliate of our parent company with a stated purpose related to the research and/or development of clean energy. In the event that Mr. Morris is terminated or resigns upon at least 30 days' prior written notice, he will be entitled to receive his base salary through the termination date and all accrued benefits to the date of termination. This agreement also prohibits Mr. Morris from disclosing our parent company's proprietary information received through his employment.
Paul Eisman. Our parent company is party to a Management Employment Agreement with Paul Eisman, the initial term of which is through March 1, 2015, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. Eisman currently receives a base salary of $408,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Eisman is entitled to participate in our parent company's annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Eisman with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Eisman is subject to a covenant not to compete during the term of his employment. In the event that Mr. Eisman is terminated without cause (as defined in the agreement) or resigns upon at least 30 days' prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months' base salary. This agreement also prohibits Mr. Eisman from disclosing our parent company's proprietary information received through his employment.

Shai Even. Our parent company is party to an Executive Employment Agreement with Shai Even to serve for one-year terms upon automatic renewal each August 1st unless terminated by either party. Mr. Even currently receives a base salary of $306,000 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Even is entitled to participate in our parent company's annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Even with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Even is subject to a covenant not to compete during the term of his employment. In the event that Mr. Even is terminated without cause (as defined in the agreement) or resigns upon at least 30 days' prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months' base salary. This agreement also prohibits Mr. Even from disclosing our parent company's proprietary information received through his employment.
Michael Oster. Our parent company is party to a Management Employment Agreement with Michael Oster to serve for one-year terms upon automatic renewal each January 1st unless terminated by either party. Mr. Oster currently receives a base salary of $260,100 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Oster is entitled to participate in our parent company's annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. Oster with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. Oster is subject to a covenant not to compete during the term of his employment. In the event that Mr. Oster is terminated without cause (as defined in the agreement) or resigns upon at least 30 days' prior written notice for good reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to nine months' base salary. This agreement also prohibits Mr. Oster from disclosing our parent company's proprietary information received through his employment.
Alan Moret. Our parent company is party to an Employment Agreement with Alan Moret, the term of which automatically renews each November for one-year terms unless terminated by either party. Mr. Moret currently receives a base salary of $318,101 per year and is eligible for annual merit increases. Under his employment agreement, Mr. Moret is entitled to participate in our parent company's annual cash bonus plans and a 401(k) plan with matching contribution from Alon of up to 6% of Mr. Moret's base salary. Additionally, our parent company is required to provide Mr. Moret with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. In the event that (i) Mr. Moret is terminated without cause (as defined in the agreement), (ii) our parent company does not elect to extend the employment term (as defined in the agreement) or (iii) Mr. Moret resigns upon at least 90 days' prior written notice for good reason (as defined in the agreement), he will be entitled to receive any earned but unpaid annual bonus as of the date of termination for the previous year and a severance payment equal to four years' base salary, provide that, he will receive an additional years' base salary if our parent company terminates his employment prior to the then effective employment term. In the event that Mr. Moret's employment is terminated due to death or disability (as defined in the agreement), he will be entitled to receive any earned but unpaid annual bonus as of the date of termination for the previous year, the prorated share of his annual bonus for the current year and a severance payment equal to four years' base salary. This agreement also prohibits Mr. Moret from disclosing our parent company's proprietary information received through his employment.
Compensation of Directors
Our directors do not receive any compensation in respect of their services as directors of our company.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee. Our parent company has a compensation committee consisting of Itzhak Bader, a director, and David Wiessman, its and our Executive Chairman of the Board. Our parent company's compensation committee determines the compensation of the executive officers other than for Mr. Wiessman.  Mr. Wiessman's compensation is determined by our parent company's board of directors, excluding Mr. Wiessman.
None of our executive officers, other than Messrs. Wiessman, serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors. As described above, Messrs. Wiessman serves as a member  of the board of directors and compensation committee of our parent company, whose executive officers serve as members of our board of directors.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q were $0.2 million for the year ended December 31, 2011.
Audit-Related Fees. There were no fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under “Audit Fees” in 2011.
Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2011.
All Other Fees. No fees were billed by KPMG for products and services not described above in 2011.
Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Board of Directors. During 2011, all of the services performed for us by KPMG were pre-approved by the Board of Directors. The Board of Directors has considered the compatibility of non-audit services with KPMG's independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. See “Index to Financial Statements” on page F-1.

2.
Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the financial statements or notes included herein.

3.	Exhibits. Exhibits filed as part of this Form 10-K are as follows:

Exhibit No.	Description
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

10.8*
Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.9*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.10*
Executive Employment Agreement between Jeff D. Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 6, 2011, SEC File No. 001-32567).

10.11*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2011 SEC File No. 001-32567).

10.12*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by Alon USA Energy, Inc. on March 13, 2012, SEC File No. 001-32567).

Exhibit No.	Description
10.13*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 13, 2011, SEC File No. 001-32567).

10.14*
Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.15*
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

10.17*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).
10.18*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.19*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.20*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.21*
Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc.  on May 7, 2010, SEC File No. 001-32567).

10.22*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.23*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.24*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.25*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.26*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.27*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567.

10.28*
Award Agreement between Alon USA Energy, Inc. and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.29*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.30
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

10.31
Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.32
Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

Exhibit No.	Description
10.33
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

10.34
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

10.36
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.37
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.38
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

23.1	Consent of KPMG LLP
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.

ALON REFINING KROTZ SPRINGS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alon Refining Krotz Springs, Inc.:
We have audited the accompanying balance sheets of Alon Refining Krotz Springs, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alon Refining Krotz Springs, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, TX
March 15, 2012

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$386	$277
Accounts and other receivables, net	38,497	5,805
Inventories	38,357	18,561
Prepaid expenses and other current assets	498	1,958
Total current assets	77,738	26,601
Property, plant and equipment, net	349,083	350,072
Other assets, net	27,072	29,572
Total assets	$453,893	$406,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,811	$152,741
Accrued liabilities	21,199	22,662
Total current liabilities	302,010	175,403
Other non-current liabilities	34,163	27,597
Long-term debt	209,324	207,378
Total liabilities	545,497	410,378
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,111 shares issued and outstanding at December 31, 2011 and 2010	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 shares issued and outstanding at December 31, 2011 and 2010	—	—
Additional paid-in capital	167,656	167,656
Retained deficit	(259,260)	(171,789)
Total stockholders' equity	(91,604)	(4,133)
Total liabilities and stockholders' equity	$453,893	$406,245

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Net sales	$2,533,092	$1,254,663	$1,156,883
Operating costs and expenses:
Cost of sales	2,433,910	1,226,184	1,031,368
Direct operating expenses	79,972	62,321	74,007
Selling, general and administrative expenses	6,827	6,890	7,328
Depreciation and amortization	22,645	21,844	20,485
Total operating costs and expenses	2,543,354	1,317,239	1,133,188
Operating income (loss)	(10,262)	(62,576)	23,695
Interest expense	(40,977)	(47,695)	(69,090)
Other income (loss), net	(36,232)	(4,105)	17
Loss before income tax benefit	(87,471)	(114,376)	(45,378)
Income tax benefit	—	—	—
Net loss	$(87,471)	$(114,376)	$(45,378)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at December 31, 2008	—	101,656	(1,831)	(12,035)	87,790
Capital contribution from parent	—	25,000	—	—	25,000
Net loss	—	—	—	(45,378)	(45,378)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	(5,409)	—	(5,409)
Total comprehensive loss					(50,787)
Balance at December 31, 2009	—	126,656	(7,240)	(57,413)	62,003
Capital contribution from parent	—	41,000	—	—	41,000
Net loss	—	—	—	(114,376)	(114,376)
Other comprehensive loss:
Fair value of commodity derivative contracts, net of tax of $0	—	—	7,240	—	7,240
Total comprehensive loss					(107,136)
Balance at December 31, 2010	—	167,656	—	(171,789)	(4,133)
Net loss	—	—	—	(87,471)	(87,471)
Balance at December 31, 2011	—	$167,656	—	$(259,260)	$(91,604)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(87,471)	$(114,376)	$(45,378)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,645	21,844	20,485
Amortization of debt issuance costs	2,044	2,512	4,770
Amortization of original issuance discount	1,946	1,685	328
Write-off of unamortized debt issuance costs	—	6,659	20,482
Changes in operating assets and liabilities:
Accounts and other receivables, net	(32,692)	2,539	36,165
Inventories	(19,796)	23,924	(14,305)
Heating oil crack spread hedge	—	—	116,701
Prepaid expenses and other current assets	1,460	(1,343)	20,365
Other assets, net	484	(885)	(52)
Accounts payable	128,070	60,059	14,540
Accrued liabilities	5,099	7,358	(20,907)
Other non-current liabilities	6,566	19,724	43
Net cash provided by operating activities	28,355	29,700	153,237
Cash flows from investing activities:
Capital expenditures	(18,909)	(7,350)	(12,404)
Capital expenditures for turnarounds and catalysts	(2,649)	(2,383)	(13,290)
Earnout payments related to refinery acquisition	(6,562)	(8,750)	(19,688)
Net cash used in investing activities	(28,120)	(18,483)	(45,382)
Cash flows from financing activities:
Deferred debt issuance costs	(126)	(1,147)	(16,478)
Cash received from inventory supply agreement	—	6,333	20,237
Revolving credit facilities, net	—	(83,287)	(63,818)
Proceeds from senior secured notes	—	—	205,365
Payments on long-term debt	—	—	(252,000)
Proceeds from parent equity investment	—	41,000	25,000
Net cash used in financing activities	(126)	(37,101)	(81,694)
Net increase (decrease) in cash and cash equivalents	109	(25,884)	26,161
Cash and cash equivalents, beginning of period	277	26,161	—
Cash and cash equivalents, end of period	$386	$277	$26,161
Supplemental cash flow information:
Cash paid for interest	$37,542	$43,165	$43,247
Non-cash activities:
Financing activity - payments on long-term debt from deposit held to secure heating oil crack spread hedge	$—	$—	$(50,000)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

(1)	Description and Nature of Business
Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. (“Alon USA”), owns and operates a high conversion crude oil refinery placed into service in 1980 with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”). The refinery is strategically located on the Atchafalaya River in central Louisiana at the intersection of two crude oil pipeline systems and has direct access to the Colonial products pipeline system (“Colonial Pipeline”), providing the refinery with diversified access to both locally sourced and foreign crude oils, as well as distribution of the refinery's products to markets throughout the Southern and Eastern United States and along the Mississippi and Ohio Rivers. The refinery's residual fluid catalytic cracking unit allows it to produce a high percentage of light products with fewer processing units and lower maintenance costs compared to refineries utilizing conventional fluid catalytic cracking unit technologies. Sweet crude oil typically comprises 100% of the refinery's crude oil input and our refinery processing units are structured to yield approximately 101.5% of total feedstock input, meaning that for each 100 barrels of crude oil and feedstocks input into the refinery, it produces 101.5 barrels of refined products. Of the 101.5%, on average 99.0% is light finished products such as gasoline and distillates, including diesel and jet fuel, petrochemical feedstocks and liquefied petroleum gas, and the remaining 2.5% is primarily heavy oils.

(2)	Basis of Presentation and Certain Significant Accounting Policies

(a)	Basis of Presentation
These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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
Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer's destination (free on board destination).
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
Interest expense consists of interest expense, letters of credit, financing costs associated with crude oil purchases, fees, both the amortization and write-off of deferred debt issuance costs but excludes capitalized interest.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(e)	Cash and Cash Equivalents
All highly-liquid instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

(f)	Accounts Receivable
Credit is extended based on evaluation of the customer's financial condition and in certain circumstances, collateral, such as letters of credit or guarantees, are required. Credit losses are charged to reserve for bad debts when accounts are deemed uncollectible. Reserve for bad debts is based on a combination of current sales and specific identification methods.

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
All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. The Company generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. The Company has elected not to designate these commodity contracts as cash flow hedges for financial accounting purposes. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales or in other income (loss), net on the statement of operations.
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

(i)	Property, Plant and Equipment
The carrying value of property, plant and equipment includes the fair value of the asset retirement obligation and has been reflected in the balance sheets at cost, net of accumulated depreciation.
Property, plant and equipment, net of salvage value, are depreciated using the straight-line method at rates based on the estimated useful lives for the assets or groups of assets, beginning in the first month of operation following acquisition or completion. The Company capitalizes interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings.
Expenditures for major replacements and additions are capitalized. Expenditures for routine refinery repairs and maintenance costs are charged to direct operating expense as incurred. The applicable costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized.

(j)	Impairment of Long-Lived Assets and Assets to be Disposed Of
Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its expected future cash flows, an impairment loss is recognized based on the excess of the carrying value of the impaired asset over its fair value. These future cash flows and fair values are estimates based on management's judgment and assumptions. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposition.

(k)	Asset Retirement Obligations
The accounting standards established for asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset and requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated (Note 10).

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(l)	Turnarounds and Chemical Catalysts Costs
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
Results of the Company's operations are included in the consolidated U.S. Federal income tax return of Alon USA. For financial reporting purposes, federal tax expense is allocated to the Company as if a separate return was filed.
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
The Company accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Environmental liabilities represent the estimated costs to investigate and remediate contamination at the Company's properties. This estimate is based on internal and third-party assessments of the extent of the contaminations, the selected remediation technology and review of applicable environmental regulations.
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
Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net loss, such as gains and losses related to certain derivative instruments. The balance in other comprehensive income (loss), net of tax, reported in the statements of stockholders' equity consists of the fair value of commodity derivative contract adjustments.

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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(s)	New Accounting Standards
In June 2011, the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") topic 220, Comprehensive Income, were amended to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Under either option, the entity is required to present reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement where those components are presented. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance will not affect the Company's financial position or results of operations because these requirements only affect disclosures.

(3)	Operating Results and Liquidity
The Company's primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangements, other credit lines and additional funding from Alon USA. Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above described sources is adequate to operate the refinery.
The Company's refinery average throughput was 59,720 bpd for the year ended December 31, 2011. The Company completed several capital projects during 2011 that are intended to improve crude slate flexibility, fluid catalytic cracking capacity and yields, and jet fuel yield. Cash flow from operating activities for the year ended December 31, 2011 was $28,355.

(4)	Supply and Offtake Agreement
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
In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements that provided for the sale, at market price, of the Company's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at the refinery, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement has an initial term that expires on May 31, 2016. J. Aron may elect to terminate the agreement on May 31, 2013, May 31, 2014 or May 31, 2015 and the Company may elect to terminate the agreement on May 31, 2015; provided that such election is given at least six months prior to any such election. Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the refinery at market price at that time.
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

(5)	Fair Value of Financial Instruments
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
The Company must determine fair value as the price that would be received to sell an asset or paid to transfer a liability in

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at December 31, 2011 and 2010:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	72	—	—	72
Commodity contracts (call options)	—	9,268	—	9,268
As of December 31, 2010
Assets:
Commodity contracts (futures and forwards)	$981	$—	$—	$981
Liabilities:
Commodity contracts (swaps)	—	681	—	681
Commodity contracts (call options)	—	8,876	—	8,876

(6)	Derivative Financial Instruments
Commodity Derivatives — Mark-to-Market
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
In May 2008, as part of financing the acquisition of the refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,849,750 barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $7,240 and an after-tax gain of $5,409 was reclassified from equity to earnings for the years ended December 31, 2010 and 2009, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	463	Accrued liabilities	(535)
Total derivatives not designated as hedging instruments		$33,141		$(10,545)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accounts payable	$(681)
Commodity contracts (call options)		—	Accrued liabilities	(5,748)
Commodity contracts (futures and forwards)	Accounts receivable	1,073	Accrued liabilities	(92)
Commodity contracts (call options)		—	Other non-current liabilities	(3,128)
Total derivatives not designated as hedging instruments		$1,073		$(9,649)
The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2010
Commodity contracts (swaps)	$—	Cost of sales	$(7,240)		$—
Total derivatives	$—		$(7,240)		$—
For the Year Ended December 31, 2009
Commodity contracts (swaps)	$—	Cost of sales	$5,409		$—
Total derivatives	$—		$5,409		$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Year Ended December 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$10,837
Commodity contracts (swaps)	Cost of sales	30,040
Commodity contracts (call options)	Other income (loss), net	(36,280)
Total derivatives		$4,597

For the Year Ended December 31, 2010
Commodity contracts (futures & forwards)	Cost of sales	$4,246
Commodity contracts (swaps)	Cost of sales	(597)
Commodity contracts (call options)	Other income (loss), net	(4,119)
Total derivatives		$(470)

For the Year Ended December 31, 2009
Commodity contracts (futures & forwards)	Cost of sales	$(4,370)
Commodity contracts (swaps)	Cost of sales	37,898
Total derivatives		$33,528

(7)	Accounts Receivable
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivables and commodity derivative contracts. Credit risk is minimized as a result of the credit quality of the Company's customer base. The Company performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero Energy Corporation ("Valero") and J. Aron accounted for substantially all the Company's net sales for the year ended December 31, 2011. The Company's allowance for doubtful accounts is reflected as a reduction of accounts receivable in the balance sheets. The balance in the allowance account was zero at December 31, 2011 and 2010.
As part of the Supply and Offtake Agreement with J. Aron, there is a net out arrangement. At December 31, 2011 and 2010, the Company owed J. Aron $19,963 and $2,453, respectively, which is included in accounts payable on the balance sheet. Additionally, product sales to parties other than J. Aron are primarily collected when the sale occurs. As a result of these arrangements, the Company has minimal trade accounts receivable balances at December 31, 2011 and 2010.

(8)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	As of December 31,
	2011	2010
Crude oil, refined products and blendstocks	$6,023	$862
Crude oil inventory consigned to others	29,531	14,937
Materials and supplies	2,803	2,762
Total inventories	$38,357	$18,561
Crude oil, refined products and blendstock inventories totaled 483 thousand barrels and 289 thousand barrels as of December 31, 2011 and 2010, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $18,362 and $9,822 at December 31, 2011 and 2010, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 375 thousand barrels and 252 thousand barrels of crude oil consigned to others at December 31, 2011 and 2010, respectively. The Company recorded liabilities associated with this consigned inventory of $32,778 and $23,122 in other non-current liabilities at December 31, 2011 and 2010, respectively.
Additionally, the Company recorded accounts payable of $495 and accounts receivable of $1,073 at December 31, 2011 and 2010, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Normal Purchase Normal Sale
Effective January 1, 2011, the Company elected to account for all inventory financing agreements it has under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. In previous periods the Company recorded changes in the fair value of the estimated settlement liability of these contracts through the statement of operations. Beginning January 1, 2011 and forward, changes in fair value of the estimated settlement liability will no longer be recorded due to the Normal Purchase Normal Sale exemption. If the contracts were settled December 31, 2011, the payment would be in excess of the liability recorded by $10,896.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2010
Refining facilities	$415,696	$396,787
Less accumulated depreciation	(66,613)	(46,715)
Property, plant and equipment, net	$349,083	$350,072
The useful lives of refining facilities used to determine depreciation expense were 3 - 20 years with an average life of 18 years.

(10)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	As of December 31,
	2011	2010
Deferred turnaround and chemical catalyst cost	$11,666	$11,720
Deferred debt issuance costs	7,131	9,049
Intangible assets	2,069	2,112
Long-term receivables	6,206	6,691
Total other assets	$27,072	$29,572

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	As of December 31,
	2011	2010
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,519	$1,746
Employee costs	1,257	1,337
Commodity contracts	10,544	5,840
Accrued finance charges	6,839	6,239
Valero earnout liability	—	6,562
Other	1,040	938
Total accrued liabilities	$21,199	$22,662

Other Non-Current Liabilities:
Environmental accrual	$356	$385
Asset retirement obligations	1,029	962
Consignment inventory	32,778	23,122
Commodity contracts	—	3,128
Total other non-current liabilities	$34,163	$27,597
Accounts payable includes related parties balance of $214,608 and $127,453 at December 31, 2011 and 2010, respectively.
The Company has asset retirement obligations with respect to its refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is the Company's practice and intent to continue to maintain these assets and make improvements based on technological advances. When a date or range of dates can reasonably be estimated for the retirement of these assets or any component part of these assets, the Company will estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

(11)	Income Taxes
The amounts presented below were calculated as if the Company filed separate federal and state income tax returns. The Company had no unrecognized tax benefits as of December 31, 2011.
A reconciliation between the income tax benefit computed on pretax loss at the statutory federal rate and the actual provision for income tax benefit is as follows:

	December 31,
	2011	2010	2009
Computed tax benefit	$(30,615)	$(40,032)	$(15,882)
State and local income taxes, net of federal benefit	(3,130)	(3,260)	(1,299)
Other, net	1,005	(307)	(352)
Change in valuation allowance	32,740	43,599	17,533
Income tax benefit	$—	$—	$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2011	2010
Deferred income tax assets:
Accrued liabilities and other	$505	$783
Non-current accrued liabilities and other	3,312	871
Net operating loss carryover	166,574	124,459
Deferred income tax assets	170,391	126,113
Less valuation allowance	(97,699)	(64,959)
Net deferred income tax assets	$72,692	$61,154

Deferred income tax liabilities:
Unrealized Gains	$(9,728)	$(3,795)
Property, plant and equipment	(57,848)	(51,884)
Other non-current	(4,291)	(4,605)
Intangibles	(825)	(870)
Deferred income tax liabilities	$(72,692)	$(61,154)
Net deferred income tax after valuation allowance	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income, over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2011.
The Company performed a review of its tax positions in accordance with ASC Subtopic 740-10, Income Taxes, and determined it has no unrecognized tax benefits. In accordance with ASC Subtopic 740-10, the Company has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other income (loss), net, in the statements of operations.

(12)	Related Party Transactions
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
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the years ended December 31, 2011, 2010 and 2009, the Company recorded selling, general and administrative expenses of $6,827, $6,890 and $7,328, respectively, with respect to allocations from Alon USA for such services.
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

(13)	Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
	2011	2010
Senior secured notes, net of discount	$209,324	$207,378
(a) Senior Secured Notes
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
The terms of the Senior Secured Notes are governed by an indenture (the “Indenture”) and the obligations under the Indenture are secured by a first priority lien on the Company's property, plant and equipment and a second priority lien on the Company's cash, accounts receivable and inventory.
The Indenture also contains restrictive covenants such as restrictions on loans, mergers, sales of assets, additional indebtedness and restricted payments. The Indenture does not contain any maintenance financial covenants.
The Company is utilizing the effective interest method to amortize the original issue discount over the life of the Senior Secured Notes.
(b) Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2011 are as follows: 2012 - $0; 2013 - $0; 2014 - $209,324; 2015 - $0; 2016 - $0 and thereafter - $0.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(c) Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2011	2010	2009
Interest expense	$29,228	$35,099	$38,084
Letters of credit and finance charges	8,314	2,239	5,426
Amortization of debt issuance costs (includes write-off of unamortized debt issuance costs of $6,659 and $20,482 in 2010 and 2009, respectively)	2,044	9,172	25,252
Amortization of original issuance discount	1,946	1,684	328
Capitalized interest	(555)	(499)	—
Total interest expense	$40,977	$47,695	$69,090

(14)	Employee Benefit Plans
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
The Company's allocated share of Alon USA's employee benefit plan expenses, excluding costs related to the incentive plans was $2,024, $2,244 and $1,648 for the years ended December 31, 2011, 2010 and 2009, respectively.
Employee benefit plan expenses incurred by the Company are included in direct operating expenses with the related payroll costs.

(15)	Commitments and Contingencies

(a)	Leases
The Company has long-term lease commitments for land, buildings and equipment. In most cases, the Company expects that in the normal course of business, its leases will be renewed or replaced by other leases. The Company has commitments under long-term operating leases for certain land, buildings and equipment expiring at various dates over the next 15 years. Certain long-term operating leases relating to buildings and land include options to renew for additional periods. At December 31, 2011, minimum lease payments on operating leases were as follows:

Year ending December 31:
2012	$424
2013	391
2014	391
2015	334
2016	286
2017 and thereafter	914
Total	$2,740
Total rental expense was $3,475, $3,451 and $3.452 for the years ended December 31, 2011, 2010 and 2009, respectively. Contingent rentals and subleases were not significant.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b)	Other Commitments
In the normal course of business, the Company has long-term commitments to purchase, at market prices, utilities such as natural gas, electricity and water for use by the refinery. The Company is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.
Offtake Agreement with Valero
The Company and Valero have an offtake agreement that provides for Valero to purchase, at market prices, light cycle oil and high-sulfur distillate blendstock through July 2013.

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
The Company has accrued a non-current liability for environmental remediation obligations of $356 and $385 at December 31, 2011 and 2010, respectively.

(d)	Litigation Matters
The Company is a party to claims and legal proceedings arising in the ordinary course of business. Management believes that there is only a remote likelihood that future costs related to known contingent liabilities related to these legal proceedings would have a material adverse impact on the Company’s results of operations or financial position.

EXHIBITS

Exhibit No.	Description
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

10.8*
Executive Employment Agreement, dated as of July 31, 2000, between Jeff D. Morris and Alon USA GP, Inc., as amended by the Amendment to Executive/Management Employment Agreement, dated May 1, 2005 (incorporated by reference to Exhibit 10.23 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).

10.9*
Second Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Jeff D. Morris and Alon USA GP, LLC (incorporated by reference to Exhibit 10.9 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

10.10*
Executive Employment Agreement between Jeff D. Morris and Alon USA Energy, Inc., dated May 3, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 6, 2011, SEC File No. 001-32567).

10.11*
Management Employment Agreement, dated as of March 1, 2010, between Paul Eisman and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.22 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2011 SEC File No. 001-32567).

10.12*
Agreement of Principles of Employment, dated as of December 22, 2009, between David Wiessman and Alon USA Energy, Inc. (incorporated by reference to Exhibit 10.44 to Form 10-K, filed by Alon USA Energy, Inc. on March 13, 2012, SEC File No. 001-32567).

10.13*
Amended and Restated Employment Agreement by and between Paramount Petroleum Corporation and Alan P. Moret, dated July 8, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on July 13, 2011, SEC File No. 001-32567).

10.14*
Executive Employment Agreement, dated as of August 1, 2003, between Shai Even and Alon USA GP, LLC (incorporated by reference to Exhibit 10.49 to Form 10-K, filed by Alon USA Energy, Inc. on March 15, 2007, SEC File No. 001-32567).

10.15*
Amendment to Executive Employment Agreement, dated as of November 4, 2008, between Shai Even and Alon USA GP, LLC. (incorporated by reference to Exhibit 10.14 to Form 10-Q, filed by Alon USA Energy, Inc. on November 7, 2008, SEC File No. 001-32567).

Exhibit No.	Description
10.16*
Management Employment Agreement, dated as of October 30, 2008, between Michael Oster and Alon USA GP, LLC (incorporated by reference to Exhibit 10.71 to Form 10-K, filed by Alon USA Energy, Inc. on April 10, 2009, SEC File No. 001-32567).

10.17*	Description of Annual Bonus Plans (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by Alon USA Energy, Inc. on May 6, 2008, SEC File No. 001-32567).
10.18*	Change of Control Incentive Bonus Program (incorporated by reference to Exhibit 10.29 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.19*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.32 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.20*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Form S-1, filed by Alon USA Energy, Inc. on May 11, 2005, SEC File No. 333-124797).
10.21*
Alon USA Energy, Inc. Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc.  on May 7, 2010, SEC File No. 001-32567).

10.22*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 5, 2005, SEC File No. 001-32567).

10.23*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on August 23, 2005, SEC File No. 001-32567).

10.24*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 8-K, filed by Alon USA Energy, Inc. on November 8, 2005, SEC File No. 001-32567).

10.25*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on March 12, 2007, SEC File No. 001-32567).

10.26*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567).

10.27*
Form II of Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on January 27, 2010, SEC File No. 001-32567.

10.28*
Award Agreement between Alon USA Energy, Inc. and Paul Eisman, dated May 5, 2011, (incorporated by reference to Exhibit 10.1 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.29*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K, filed by Alon USA Energy, Inc. on May 9, 2011, SEC File No. 001-32567).

10.30
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

10.31
Amendment No. 1 to Credit Agreement, dated May 28, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.32
Amendment No. 2 to Credit Agreement, dated June 15, 2010, among Alon Refining Krotz Springs, Inc., each other party joined as a borrower thereunder from time to time, the Lenders party thereto, and Bank Hapoalim B.M., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.33
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

10.34
Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

Exhibit No.	Description
10.35
Amended and Restated Supply and Offtake Agreement, dated May 26, 2010 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.6 to Form 10-Q, filed by Alon USA Energy, Inc. on August 9, 2010, SEC File No. 333-124797).

10.36
First Amendment to the Supply and Offtake Agreement, dated January 20, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.37
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.38
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

23.1	Consent of KPMG LLP
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Stockholders' Equity, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

____________

*	Identifies management contracts and compensatory plans or arrangements.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been furnished to the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	March 15, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer, President and Director

Date:	March 15, 2012	By:	/s/ Shai Even
Shai Even
Senior Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	March 15, 2012	By:	/s/ Jeff D. Morris
Jeff D. Morris
Director

Date:	March 15, 2012	By:	/s/ Joseph A. Concienne III
Joseph A. Concienne III
Director