Form 10-Q
period 2012-03-31
Alon Refining Krotz Springs, Inc.
filed 2012-05-10
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of May 1, 2012, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 315 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of March 31, 2012, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$386
Accounts and other receivables, net	6,576	38,497
Inventories	43,998	38,357
Prepaid expenses and other current assets	959	498
Total current assets	51,533	77,738
Property, plant and equipment, net	346,851	349,083
Other assets, net	26,297	27,072
Total assets	$424,681	$453,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,446	$280,811
Accrued liabilities	74,828	21,199
Total current liabilities	369,274	302,010
Other non-current liabilities	35,684	34,163
Long-term debt	209,849	209,324
Total liabilities	614,807	545,497
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 315 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive loss, net of income tax	(36,860)	—
Retained deficit	(320,922)	(259,260)
Total stockholders' equity	(190,126)	(91,604)
Total liabilities and stockholders' equity	$424,681	$453,893

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Net sales	$729,375	$772,597
Operating costs and expenses:
Cost of sales	700,096	739,185
Unrealized losses on commodity swaps	40,231	—
Direct operating expenses	23,865	18,809
Selling, general and administrative expenses	1,844	1,764
Depreciation and amortization	5,962	5,635
Total operating costs and expenses	771,998	765,393
Operating income (loss)	(42,623)	7,204
Interest expense	(10,890)	(10,222)
Other loss, net	(8,149)	(31,905)
Loss before income tax benefit	(61,662)	(34,923)
Income tax benefit	—	—
Net loss	$(61,662)	$(34,923)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Net loss	$(61,662)	$(34,923)
Other comprehensive loss, net of tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding loss arising during period, net of tax	(36,860)	—
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	—	—
Net loss, net of tax	(36,860)	—
Total other comprehensive loss, net of tax	(36,860)	—
Comprehensive loss	$(98,522)	$(34,923)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(61,662)	$(34,923)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,962	5,635
Amortization of debt issuance costs	555	472
Amortization of original issuance discount	525	454
Unrealized losses on commodity swaps	40,231	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(757)	(1,444)
Inventories	(5,641)	(8,913)
Prepaid expenses and other current assets	(461)	445
Other assets, net	—	378
Accounts payable	13,635	(3,055)
Accrued liabilities	9,216	30,488
Other non-current liabilities	1,521	14,838
Net cash provided by operating activities	3,124	4,375
Cash flows from investing activities:
Capital expenditures	(2,824)	(362)
Capital expenditures for turnarounds and catalysts	(686)	—
Earnout payment related to refinery acquisition	—	(2,187)
Net cash used in investing activities	(3,510)	(2,549)
Cash flows from financing activities:
Deferred debt issuance costs	—	(125)
Net cash used in financing activities	—	(125)
Net increase (decrease) in cash and cash equivalents	(386)	1,701
Cash and cash equivalents, beginning of period	386	277
Cash and cash equivalents, end of period	$—	$1,978
Supplemental cash flow information:
Cash paid for interest	$2,560	$2,384

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation

(a)	Basis of Presentation
The financial statements include the accounts of Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. ("Alon USA"). These financial statements of the Company are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2012.
The balance sheet as of December 31, 2011, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(b)	New Accounting Standards
In June 2011, the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 220, Comprehensive Income, were amended to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Under either option, the entity is required to present reclassification adjustments on the face of the financial statement where those components are presented. These provisions are effective for the first interim or annual period beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance did not affect the Company's financial position or results of operations because these requirements only affect the presentation of the financial statements and disclosures.

(2)	Operating Results and Liquidity
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
The Company's refinery average throughput was 65,678 barrels per day for the three months ended March 31, 2012. The Company completed several capital projects during 2011 that have improved crude slate flexibility, fluid catalytic cracking capacity and yields, and jet fuel yield. Cash flow from operating activities for the three months ended March 31, 2012 was $3,124.

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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at March 31, 2012, and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of March 31, 2012
Assets:
Commodity contracts (futures and forwards)	$605	$—	$—	$605
Liabilities:
Commodity contracts (swaps)	—	45,155	—	45,155
Commodity contracts (call options)	—	9,034	—	9,034
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	72	—	—	72
Commodity contracts (call options)	—	9,268	—	9,268

(4)	Derivative Financial Instruments
Mark to Market
Commodity Derivatives. The Company selectively utilizes commodity derivatives to manage its exposure to commodity price fluctuations and uses crude oil and refined product commodity derivative contracts to reduce risk associated with potential price changes on committed obligations. The Company does not speculate using derivative instruments. Credit risk on the Company’s derivative instruments is substantially mitigated by transacting with counterparties meeting established collateral and credit criteria.
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
Commodity Derivatives. As of March 31, 2012, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 5,340,000 barrels of crude and contract sales volumes 5,340,000 barrels of refined products with a remaining contract term of nine months. As of March 31, 2012, the Company has recorded an unrealized loss of $36,860 related to these transactions in Other Comprehensive Income ("OCI").
For the three months ended March 31, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(8,295)
Commodity contracts (call options)		—	Accrued liabilities	(9,034)
Commodity contracts (futures and forwards)	Accounts receivable	2,122	Accrued liabilities	(1,517)
Total derivatives not designated as hedging instruments		$2,122		$(18,846)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(36,860)
Total derivatives designated as hedging instruments		$—		$(36,860)
Total derivatives		$2,122		$(55,706)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	463	Accrued liabilities	(535)
Total derivatives not designated as hedging instruments		$33,141		$(10,545)
The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2012
Commodity contracts (swaps)	$(36,860)	Cost of sales	$—		$—
Total derivatives	$(36,860)		$—		$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

	Gain (Loss) Recognized in Income
	Location	Amount
For the Three Months Ended March 31, 2012
Commodity contracts (futures & forwards)	Cost of sales	$(1,438)
Commodity contracts (swaps)	Cost of sales	(5,434)
Commodity contracts (swaps)	Unrealized losses on commodity swaps	(40,231)
Commodity contracts (call options)	Other loss, net	(8,153)
Total derivatives		$(55,256)

For the Three Months Ended March 31, 2011
Commodity contracts (futures & forwards)	Cost of sales	$5,783
Commodity contracts (swaps)	Cost of sales	(2,321)
Commodity contracts (call options)	Other loss, net	(31,919)
Total derivatives		$(28,457)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	March 31, 2012	December 31, 2011
Crude oil, refined products and blendstocks	$9,669	$6,023
Crude oil inventory consigned to others	31,505	29,531
Materials and supplies	2,824	2,803
Total inventories	$43,998	$38,357
Crude oil, refined products and blendstock inventories totaled 543 thousand barrels and 483 thousand barrels as of March 31, 2012 and December 31, 2011, respectively.
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $21,243 and $18,362 at March 31, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 394 thousand barrels and 375 thousand barrels of crude oil consigned to others at March 31, 2012 and December 31, 2011, respectively. The Company recorded liabilities associated with this consigned inventory of $34,293 and $32,778 in other non-current liabilities at March 31, 2012 and December 31, 2011, respectively.
Additionally, the Company recorded accrued liabilities of $776 and $495 at March 31, 2012 and December 31, 2011, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Effective January 1, 2011, the Company elected to account for inventory consigned to others under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. If the contracts were settled March 31, 2012, the payment would be in excess of the liability recorded by $12,658.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
Refining facilities	$418,520	$415,696
Less accumulated depreciation	(71,669)	(66,613)
Property, plant and equipment, net	$346,851	$349,083

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	March 31, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$11,457	$11,666
Deferred debt issuance costs	6,576	7,131
Intangible assets	2,058	2,069
Long-term receivables	6,206	6,206
Total other assets	$26,297	$27,072

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	March 31, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$2,029	$1,519
Employee costs	1,292	1,257
Commodity contracts	55,706	10,544
Accrued finance charges	14,296	6,839
Other	1,505	1,040
Total accrued liabilities	$74,828	$21,199
Other Non-Current Liabilities:
Environmental accrual	$345	$356
Asset retirement obligations	1,046	1,029
Consignment inventory	34,293	32,778
Total other non-current liabilities	$35,684	$34,163
Accounts payable includes related parties balance of $235,197 and $214,608 at March 31, 2012 and December 31, 2011, respectively.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in other comprehensive loss, net of tax:

	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2011	$—	$—
Current period other comprehensive loss, net of tax	(36,860)	(36,860)
Balance at March 31, 2012	$(36,860)	$(36,860)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Indebtedness
Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Senior secured notes	$209,849	$209,324

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three months ended March 31, 2012 and 2011, the Company recorded selling, general and administrative expenses of $1,844 and $1,764, respectively, with respect to allocations from Alon USA for such services.
During the three months ended March 31, 2012, the Company entered into separate commodity swap arrangements by which the Company purchased refined products and sold crude oil to a subsidiary of Alon USA for a term that expires April 30, 2012. All pricing terms in such arrangements were based on actual published market prices and such arrangements were based on general market terms and conditions and the provisions of an International Swap Dealers Association (ISDA) Master Agreement.
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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $345 and $356 at March 31, 2012 and December 31, 2011, respectively.

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
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended March 31, 2012.
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
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2012 and 2011, were not materially affected by factors having an impact on understanding comparisons of our period-to-period financial performance.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2012 and 2011. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$729,375	$772,597
Operating costs and expenses:
Cost of sales	700,096	739,185
Unrealized losses on commodity swaps	40,231	—
Direct operating expenses	23,865	18,809
Selling, general and administrative expenses	1,844	1,764
Depreciation and amortization	5,962	5,635
Total operating costs and expenses	771,998	765,393
Operating income (loss)	(42,623)	7,204
Interest expense	(10,890)	(10,222)
Other loss, net (1)	(8,149)	(31,905)
Loss before income tax benefit	(61,662)	(34,923)
Income tax benefit	—	—
Net loss	$(61,662)	$(34,923)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$4.90	$5.06
Refinery direct operating expense (3)	3.99	2.85
Capital expenditures	2,824	362
Capital expenditures for turnaround and chemical catalyst	686	—
PRICING STATISTICS:
WTI crude oil (per barrel)	$103.00	$94.13
LLS crude oil (per barrel)	112.51	98.37
Crude oil differentials (per barrel):
LLS less WTI	$12.61	$9.35
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.98	$2.60
Gulf Coast high sulfur diesel	3.12	2.76
Natural gas (per MMBTU)	2.50	4.20
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$12.46	$9.03

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2012		2011
	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	53,658	81.7	52,930	72.0
Heavy sweet crude	11,004	16.8	19,224	26.2
Blendstocks	1,016	1.5	1,303	1.8
Total refinery throughput (4)	65,678	100.0	73,457	100.0
Refinery production:
Gasoline	27,533	41.6	31,175	42.4
Diesel/jet	28,713	43.4	34,542	46.9
Heavy Oils	5,045	7.6	1,659	2.3
Other	4,927	7.4	6,146	8.4
Total refinery production (5)	66,218	100.0	73,522	100.0
Refinery utilization (6)		77.8%		86.8%

(1)	Other loss, net for the three months ended March 31, 2012 and 2011 is substantially the loss on heating oil crack spread contracts.

(2)
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

The refinery operating margin for the three months ended March 31, 2012 excludes unrealized losses on commodity swaps of $40,231, shown separately in the statements of operations.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery, exclusive of depreciation and amortization, by the refinery’s total throughput volume.

(4)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Net Sales. Net sales for the three months ended March 31, 2012, were $729.4 million, compared to $772.6 million for the three months ended March 31, 2011, a decrease of $43.2 million. The decrease was due to lower refinery throughput from unplanned outages and slightly offset by higher refined product prices in the three months ended March 31, 2012 compared to the same period last year. Refinery throughput for the the three months ended March 31, 2012 was 65,678 barrels per day, compared to 73,457 barrels per day for the three months ended March 31, 2011. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2012 increased $0.38, or 14.6%, to $2.98, compared to $2.60 for the three months ended March 31, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended March 31, 2012, increased $0.36, or 13.0%, to $3.12, compared to $2.76 for the three months ended March 31, 2011.
Cost of Sales. Cost of sales for the three months ended March 31, 2012, were $700.1 million compared to $739.2 million for the three months ended March 31, 2011, a decrease of $39.1 million. This decrease was primarily due to lower refinery throughput partially offset by higher crude oil cost. The average price per barrel of LLS for the three months ended March 31, 2012, increased $14.14 per barrel to an average of $112.51 per barrel, compared to an average of $98.37 per barrel for the three months ended March 31, 2011, an increase of 14.4%.
Direct Operating Expenses. Direct operating expenses were $23.9 million for the three months ended March 31, 2012, compared to $18.8 million for the three months ended March 31, 2011, an increase of $5.1 million or 27.1%. This increase was primarily due to increased costs related to catalysts and the unplanned refinery outages.
Operating Income (Loss). Operating income (loss) for the three months ended March 31, 2012, was $(42.6) million, compared to $7.2 million for the three months ended March 31, 2011, a decrease of $49.8 million. This decrease was primarily due to lower refinery margin, unrealized losses on commodity swaps of $40.2 million and higher direct operating expenses.
The refinery margin for the three months ended March 31, 2012 was $4.90 per barrel compared to $5.06 per barrel for the same period last year. This decrease in refinery margin is due to a $0.92 per barrel negative impact on realized hedging losses and a $1.10 per barrel negative impact from lower by-product pricing. Additionally, light product yields were lower in the first quarter of 2012 compared to the same period in 2011 as a result of unplanned outages in the FCC Unit and the FCC Gasoline Treater. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2012 was $12.46 per barrel, compared to $9.03 per barrel for the three months ended March 31, 2011.
Interest Expense. Interest expense was $10.9 million for the three months ended March 31, 2012, compared to $10.2 million for the three months ended March 31, 2011, an increase of $0.7 million, or 6.8%.
Other Loss, Net. Other loss, net for the three months ended March 31, 2012 and 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $61.7 million for the three months ended March 31, 2012, compared to $34.9 million for the three months ended March 31, 2011, an increase in loss of $26.8 million or 76.7%. This increase in loss was attributable to the factors discussed above.
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

New Accounting Standards and Disclosures
New accounting standards, if any, are disclosed in Note (1) Basis of Presentation included in the financial statements included in Item 1 of this report.
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

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and one of our largest customers of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of this Supply and Offtake Agreement;

•	changes in fuel and utility costs incurred by our facility;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the global financial crisis’ impact on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors”.
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

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	May 10, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 10, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 10, 2012	By:	/s/ Shai Even
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

101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.