Form 10-Q
period 2012-06-30
Alon Refining Krotz Springs, Inc.
filed 2012-08-14
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of August 1, 2012, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of June 30, 2012, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$980	$386
Accounts and other receivables, net	1,916	38,497
Inventories	43,517	38,357
Prepaid expenses and other current assets	2,191	498
Total current assets	48,604	77,738
Property, plant and equipment, net	344,898	349,083
Other assets, net	24,897	27,072
Total assets	$418,399	$453,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331,776	$280,811
Accrued liabilities	28,202	21,199
Total current liabilities	359,978	302,010
Other non-current liabilities	35,699	34,163
Long-term debt	210,408	209,324
Total liabilities	606,085	545,497
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 and 315 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive loss, net of income tax	(16,847)	—
Retained deficit	(338,495)	(259,260)
Total stockholders' equity	(187,686)	(91,604)
Total liabilities and stockholders' equity	$418,399	$453,893

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$647,806	$513,362	$1,377,181	$1,285,959
Operating costs and expenses:
Cost of sales	631,956	498,834	1,332,052	1,238,019
Unrealized (gains) losses on commodity swaps	(7,790)	—	32,441	—
Direct operating expenses	22,397	17,247	46,262	36,056
Selling, general and administrative expenses	1,982	1,827	3,826	3,591
Depreciation and amortization	5,956	5,637	11,918	11,272
Total operating costs and expenses	654,501	523,545	1,426,499	1,288,938
Operating loss	(6,695)	(10,183)	(49,318)	(2,979)
Interest expense	(11,735)	(9,847)	(22,625)	(20,069)
Other income (loss), net	857	(4,880)	(7,292)	(36,785)
Loss before income tax benefit	(17,573)	(24,910)	(79,235)	(59,833)
Income tax benefit	—	—	—	—
Net loss	$(17,573)	$(24,910)	$(79,235)	$(59,833)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(17,573)	$(24,910)	$(79,235)	$(59,833)
Other comprehensive income (loss), net of tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	8,588	—	(31,934)	—
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	(11,425)	—	(15,087)	—
Net gain (loss), net of tax	20,013	—	(16,847)	—
Total other comprehensive income (loss), net of tax	20,013	—	(16,847)	—
Comprehensive income (loss)	$2,440	$(24,910)	$(96,082)	$(59,833)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(79,235)	$(59,833)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,918	11,272
Amortization of debt issuance costs	1,128	980
Amortization of original issuance discount	1,084	937
Unrealized losses on commodity swaps	32,441	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	3,903	(2,540)
Inventories	(5,160)	(5,275)
Prepaid expenses and other current assets	(1,693)	(165)
Other assets, net	—	237
Accounts payable	50,965	33,180
Accrued liabilities	(9,607)	25,713
Other non-current liabilities	1,536	2,527
Net cash provided by operating activities	7,280	7,033
Cash flows from investing activities:
Capital expenditures	(5,923)	(2,730)
Capital expenditures for turnarounds and catalysts	(763)	(79)
Earnout payment related to refinery acquisition	—	(4,375)
Net cash used in investing activities	(6,686)	(7,184)
Cash flows from financing activities:
Deferred debt issuance costs	—	(126)
Net cash used in financing activities	—	(126)
Net increase (decrease) in cash and cash equivalents	594	(277)
Cash and cash equivalents, beginning of period	386	277
Cash and cash equivalents, end of period	$980	$—
Supplemental cash flow information:
Cash paid for interest	$20,588	$18,877

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
In July 2012, the provisions of FASB ASC 350, Intangibles - Goodwill and Other, were amended to allow an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. These provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not affect the Company's financial position or results of operations.

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
The Company's refinery average throughput was 64,992 barrels per day for the six months ended June 30, 2012. Cash flows from operating activities for the six months ended June 30, 2012 was $7,280.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at June 30, 2012, and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
As of June 30, 2012
Assets:
Commodity contracts (futures and forwards)	$1,666	$—	$—	$1,666
Liabilities:
Commodity contracts (swaps)	—	17,352	—	17,352
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	72	—	—	72
Commodity contracts (call options)	—	9,268	—	9,268

(4)	Derivative Financial Instruments
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
Commodity Derivatives. As of June 30, 2012, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 3,780,000 barrels of crude and contract sales volumes 3,780,000 barrels of refined products with a remaining contract term of six months. During the three and six months ended June 30, 2012, the Company recognized unrealized gains (losses) of $20,013 and $(16,847), respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the six months ended June 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following table presents the effect of derivative instruments on the statements of financial position.

	As of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(505)
Commodity contracts (futures and forwards)	Accounts receivable	1,666	Accrued liabilities	—
Total derivatives not designated as hedging instruments		$1,666		$(505)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(16,847)
Total derivatives designated as hedging instruments		$—		$(16,847)
Total derivatives		$1,666		$(17,352)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	463	Accrued liabilities	(535)
Total derivatives not designated as hedging instruments		$33,141		$(10,545)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2012
Commodity contracts (swaps)	$20,013	Cost of sales	$(11,425)		$—
Total derivatives	$20,013		$(11,425)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2012
Commodity contracts (swaps)	$(16,847)	Cost of sales	$(15,087)		$—
Total derivatives	$(16,847)		$(15,087)		$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2012	2011	2012	2011
Commodity contracts (futures & forwards)	Cost of sales	$9,366	$2,218	$7,928	$11,051
Commodity contracts (swaps)	Cost of sales	(3,612)	(357)	(5,384)	(2,678)
Commodity contracts (swaps)	Unrealized gains (losses) on commodity swaps	7,790	—	(32,441)	—
Commodity contracts (call options)	Other income (loss), net	856	(4,905)	(7,297)	(36,824)
Total derivatives		$14,400	$(3,044)	$(37,194)	$(28,451)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	June 30, 2012	December 31, 2011
Crude oil, refined products and blendstocks	$8,647	$6,023
Crude oil inventory consigned to others	32,015	29,531
Materials and supplies	2,855	2,803
Total inventories	$43,517	$38,357
Crude oil, refined products and blendstock inventories totaled 536 thousand barrels and 483 thousand barrels as of June 30, 2012 and December 31, 2011, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $8,431 and $18,362 at June 30, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company had 394 thousand barrels and 375 thousand barrels of crude oil consigned to others at June 30, 2012 and December 31, 2011, respectively. The Company recorded liabilities associated with this consigned inventory of $34,292 and $32,778 in other non-current liabilities at June 30, 2012 and December 31, 2011, respectively.
Additionally, the Company recorded accounts receivable of $884 at June 30, 2012 and accrued liabilities of $495 at December 31, 2011 for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
Effective January 1, 2011, the Company elected to account for inventory consigned to others under the "Normal Purchase Normal Sales" exemption of FASB ASC 815, Derivatives and Hedging. This exemption applies to situations where commodities are physically delivered. If the contracts were settled June 30, 2012, the payment would be in excess of the liability recorded by $3,309.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
Refining facilities	$421,619	$415,696
Less accumulated depreciation	(76,721)	(66,613)
Property, plant and equipment, net	$344,898	$349,083

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	June 30, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$10,640	$11,666
Deferred debt issuance costs	6,003	7,131
Intangible assets	2,048	2,069
Long-term receivables	6,206	6,206
Total other assets	$24,897	$27,072

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	June 30, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,194	$1,519
Employee costs	1,330	1,257
Commodity contracts	17,352	10,544
Accrued finance charges	7,139	6,839
Other	1,187	1,040
Total accrued liabilities	$28,202	$21,199
Other Non-Current Liabilities:
Environmental accrual	$343	$356
Asset retirement obligations	1,064	1,029
Consignment inventory	34,292	32,778
Total other non-current liabilities	$35,699	$34,163
Accounts payable includes related parties balance of $260,589 and $214,608 at June 30, 2012 and December 31, 2011, respectively.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in other comprehensive loss, net of tax:

	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2011	$—	$—
Current period other comprehensive loss, net of tax	(16,847)	(16,847)
Balance at June 30, 2012	$(16,847)	$(16,847)

(8)	Indebtedness
Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Senior secured notes	$210,408	$209,324

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three and six months ended June 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $1,982 and $3,826, respectively, and $1,827 and $3,591, respectively, with respect to allocations from Alon USA for such services.
During the three months ended March 31, 2012, the Company entered into separate commodity swap arrangements by which the Company purchased refined products and sold crude oil to a subsidiary of Alon USA for a term that expired April 30, 2012. All pricing terms in such arrangements were based on actual published market prices and such arrangements were based on general market terms and conditions and the provisions of an International Swap Dealers Association (ISDA) Master Agreement.

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
In July 2012, the Supply and Offtake Agreement was amended principally in order to extend the terms of the Supply and Offtake Agreement by an additional two years. After the amendment, the Supply and Offtake Agreement has an initial term that expires in May 2018. J. Aron may elect to terminate the agreement prior to the initial term in May 2015 and upon each anniversary thereof provided the Company receives notice of termination at least six months prior to that date. The Company may elect to terminate in May 2017, provided the Company provides notice of termination at least six months prior to that date.
Standby LC Facility
In May 2010, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company. In July 2012, the Company entered into an amendment to the Standby LC Facility that extends the expiration of the Standby LC Facility until July 31, 2013. At this time there is no further availability under the Standby LC Facility.

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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $343 and $356 at June 30, 2012 and December 31, 2011, respectively.

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
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended June 30, 2012.
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
Factors Affecting Comparability
Our financial condition and operating results over the six months ended June 30, 2012 and 2011, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Crude throughput was reduced at the refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery.
For the three and six months ended June 30, 2012, we had unrealized (gains) losses on commodity swaps of $(7.8) million and $32.4 million, respectively, as shown separately in the statements of operations. Additionally for the three and six months ended June 30, 2012, we had realized losses on commodity swaps of $15.0 million and $20.5 million, respectively, included in cost of sales in the statements of operations. We had no significant unrealized or realized gains or losses on commodity swaps for the three and six months ended June 30, 2011. Included in other income (loss), net in the statements of operations, we also had gains (losses) on heating oil call option crack spread contracts of $0.9 million and $(4.9) million for the three months ended June 30, 2012 and 2011, respectively, and $(7.3) million and $(36.8) million for the six months ended June 30, 2012 and 2011, respectively.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2012 and 2011. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$647,806	$513,362	$1,377,181	$1,285,959
Operating costs and expenses:
Cost of sales	631,956	498,834	1,332,052	1,238,019
Unrealized (gains) losses on commodity swaps	(7,790)	—	32,441	—
Direct operating expenses	22,397	17,247	46,262	36,056
Selling, general and administrative expenses	1,982	1,827	3,826	3,591
Depreciation and amortization	5,956	5,637	11,918	11,272
Total operating costs and expenses	654,501	523,545	1,426,499	1,288,938
Operating loss	(6,695)	(10,183)	(49,318)	(2,979)
Interest expense	(11,735)	(9,847)	(22,625)	(20,069)
Other income (loss), net (1)	857	(4,880)	(7,292)	(36,785)
Loss before income tax benefit	(17,573)	(24,910)	(79,235)	(59,833)
Income tax benefit	—	—	—	—
Net loss	$(17,573)	$(24,910)	$(79,235)	$(59,833)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$5.28	$3.39	$5.55	$4.40
Refinery direct operating expense (3)	3.83	4.02	3.91	3.31
Capital expenditures	$3,099	$2,368	$5,923	$2,730
Capital expenditures for turnaround and chemical catalyst	77	79	763	79
PRICING STATISTICS:
WTI crude oil (per barrel)	$93.45	$102.43	$98.23	$98.30
LLS crude oil (per barrel)	120.46	120.03	116.49	112.88
Crude oil differentials (per barrel):
LLS less WTI	$18.11	$15.32	$15.36	$12.35
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.80	$2.98	$2.89	$2.79
Gulf Coast high sulfur diesel	2.89	3.02	3.00	2.89
Natural gas (per MMBTU)	2.35	4.38	2.43	4.29
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$7.72	$8.11	$10.09	$8.57

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
Light sweet crude	53,162	82.7	29,207	62.0	53,410	82.2	41,003	68.1
Heavy sweet crude	11,121	17.3	16,707	35.5	11,062	17.0	17,958	29.8
Blendstocks	24	—	1,185	2.5	520	0.8	1,244	2.1
Total refinery throughput (4)	64,307	100.0	47,099	100.0	64,992	100.0	60,205	100.0
Refinery production:
Gasoline	26,486	40.6	19,185	40.6	26,400	40.3	25,147	41.7
Diesel/jet	27,270	41.9	21,282	45.0	27,991	42.8	27,876	46.2
Heavy Oils	2,511	3.9	3,232	6.8	2,830	4.3	2,449	4.1
Other	8,822	13.6	3,574	7.6	8,223	12.6	4,853	8.0
Total refinery production (5)	65,089	100.0	47,273	100.0	65,444	100.0	60,325	100.0
Refinery utilization (6)		77.4%		72.3%		77.6%		80.5%

(1)	Other income (loss), net for the three and six months ended June 30, 2012 and 2011 is substantially the gain (loss) on heating oil crack spread contracts.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales (exclusive of substantial hedge positions and certain inventory adjustments) by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the three and six months ended June 30, 2012 excludes unrealized (gains) losses on commodity swaps of $(7,790) and $32,441, respectively, shown separately in the statements of operations. The refinery operating margin excludes realized losses on commodity swaps of $15,037 and $20,471 for the three and six months ended June 30, 2012, respectively.

(3)
Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery, exclusive of depreciation and amortization, by the refinery’s total throughput volume.

(4)
Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process. The throughput data for the three and six months ended June 30, 2011, reflects approximately a one month shutdown due to flooding in Louisiana and the impact on crude oil supply to the refinery.

(5)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(6)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Sales. Net sales for the three months ended June 30, 2012 were $647.8 million, compared to $513.4 million for the three months ended June 30, 2011, an increase of $134.4 million. This increase was due to higher refinery throughput, partially offset by lower refined product prices in the three months ended June 30, 2012 compared to the same period last year. Refinery throughput for the three months ended June 30, 2012 was 64,307 barrels per day, compared to 47,099 barrels per day for the three months ended June 30, 2011. Crude throughput was reduced at the refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2012 decreased $0.18, or 6.0%, to $2.80, compared to $2.98 for the three months ended June 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2012 decreased $0.13, or 4.3%, to $2.89, compared to $3.02 for the three months ended June 30, 2011.
Cost of Sales. Cost of sales for the three months ended June 30, 2012 were $632.0 million compared to $498.8 million for the three months ended June 30, 2011, an increase of $133.2 million. This increase was primarily due to increased refinery throughput. The average price per barrel of LLS for the three months ended June 30, 2012 increased $0.43 per barrel to an average of $120.46 per barrel, compared to an average of $120.03 per barrel for the three months ended June 30, 2011, an increase of 0.4%.
Direct Operating Expenses. Direct operating expenses were $22.4 million for the three months ended June 30, 2012, compared to $17.2 million for the three months ended June 30, 2011, an increase of $5.2 million or 30.2%. This increase was primarily due to higher refinery throughput.
Operating Loss. Operating loss for the three months ended June 30, 2012 was $6.7 million, compared to $10.2 million for the three months ended June 30, 2011, a decrease in loss of $3.5 million. This decrease in loss was primarily due to higher refinery margin and throughput, partially offset by net losses on commodity swaps of $7.2 million.
The refinery margin for the three months ended June 30, 2012 was $5.28 per barrel compared to $3.39 per barrel for the same period last year. This increase was due to lower crude oil costs with the addition of WTI priced crude oils, partially offset by lower Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2012 was $7.72 per barrel compared to $8.11 per barrel for the three months ended June 30, 2011.
Interest Expense. Interest expense was $11.7 million for the three months ended June 30, 2012, compared to $9.8 million for the three months ended June 30, 2011, an increase of $1.9 million, or 19.4%. This increase was primarily due to higher utilization of our credit facilities as a result of higher refinery throughput as well as lower capitalized interest.
Other Income (Loss), Net. Other income (loss), net for the three months ended June 30, 2012 is substantially the gain (loss) on heating oil crack spread contracts.
Net Loss. Net loss was $17.6 million for the three months ended June 30, 2012, compared to $24.9 million for the three months ended June 30, 2011, a decrease in loss of $7.3 million or 29.3%. This decrease was attributable to the factors discussed above.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Sales. Net sales for the six months ended June 30, 2012 were $1,377.2 million, compared to $1,286.0 million for the six months ended June 30, 2011, an increase of $91.2 million. This increase was due to higher refinery throughput as well as higher refined product prices in the six months ended June 30, 2012 compared to the same period last year. Refinery throughput for the the six months ended June 30, 2012 was 64,992 barrels per day, compared to 60,205 barrels per day for the six months ended June 30, 2011. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2012 increased $0.10, or 3.6%, to $2.89, compared to $2.79 for the six months ended June 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the six months ended June 30, 2012 increased $0.11, or 3.8%, to $3.00, compared to $2.89 for the six months ended June 30, 2011.
Cost of Sales. Cost of sales for the six months ended June 30, 2012 were $1,332.1 million, compared to $1,238.0 million for the six months ended June 30, 2011, an increase of $94.1 million. This increase was primarily due to higher refinery throughput as well as higher crude oil cost. The average price per barrel of LLS for the six months ended June 30, 2012 increased $3.61 per barrel to an average of $116.49 per barrel, compared to an average of $112.88 per barrel for the six months ended June 30, 2011, an increase of 3.2%.
Direct Operating Expenses. Direct operating expenses were $46.3 million for the six months ended June 30, 2012, compared to $36.1 million for the six months ended June 30, 2011, an increase of $10.2 million or 28.3%. This increase was primarily due to increased costs related to catalysts and unplanned refinery outages during the six months ended June 30, 2011.

Operating Loss. Operating loss for the six months ended June 30, 2012 was $49.3 million, compared to $3.0 million for the six months ended June 30, 2011, an increase in loss of $46.3 million. This increase in loss was primarily due to losses on commodity swaps of $52.9 million and higher direct operating expenses, partially offset by higher refinery margins.
The refinery margin for the six months ended June 30, 2012 was $5.55 per barrel compared to $4.40 per barrel for the same period last year. This increase was primarily due to higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2012 was $10.09 per barrel, compared to $8.57 per barrel for the six months ended June 30, 2011.
Interest Expense. Interest expense was $22.6 million for the six months ended June 30, 2012, compared to $20.1 million for the six months ended June 30, 2011, an increase of $2.5 million, or 12.4%. This increase was primarily due to higher utilization of our credit facilities as a result of higher refinery throughput and lower capitalized interest.
Other Income (Loss), Net. Other income (loss), net for the six months ended June 30, 2012 and 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $79.2 million for the six months ended June 30, 2012, compared to $59.8 million for the six months ended June 30, 2011, an increase in loss of $19.4 million, or 32.4%. This increase in loss was attributable to the factors discussed above.
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
10.1
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Alon USA Energy, Inc. on August 9, 2012, SEC File No. 001-32567).

10.2
Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q filed by Alon USA Energy, Inc. on August 9, 2012, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	August 14, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	August 14, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Alon USA Energy, Inc. on August 9, 2012, SEC File No. 001-32567).

10.2
Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q filed by Alon USA Energy, Inc. on August 9, 2012, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.