Form 10-Q
period 2012-09-30
Alon Refining Krotz Springs, Inc.
filed 2012-11-13
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
12700 Park Central Dr., Suite 1600, Dallas, Texas 75251
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of November 1, 2012, 50,110 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of September 30, 2012, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260	$386
Accounts and other receivables, net	22,424	38,497
Inventories	62,237	38,357
Prepaid expenses and other current assets	3,181	498
Total current assets	88,102	77,738
Property, plant and equipment, net	343,387	349,083
Other assets, net	23,614	27,072
Total assets	$455,103	$453,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368,447	$280,811
Accrued liabilities	64,157	21,199
Total current liabilities	432,604	302,010
Other non-current liabilities	33,040	34,163
Long-term debt	210,973	209,324
Total liabilities	676,617	545,497
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,110 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 and 315 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive loss, net of income tax	(37,879)	—
Retained deficit	(351,291)	(259,260)
Total stockholders' equity	(221,514)	(91,604)
Total liabilities and stockholders' equity	$455,103	$453,893

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$770,723	$720,530	$2,147,904	$2,006,489
Operating costs and expenses:
Cost of sales	698,912	672,055	2,010,493	1,907,396
Losses on commodity swaps	38,856	1,038	91,768	3,716
Direct operating expenses	23,930	22,021	70,192	58,077
Selling, general and administrative expenses	1,915	1,576	5,741	5,167
Depreciation and amortization	5,968	5,646	17,886	16,918
Total operating costs and expenses	769,581	702,336	2,196,080	1,991,274
Loss on disposition of assets	(2,524)	—	(2,524)	—
Operating income (loss)	(1,382)	18,194	(50,700)	15,215
Interest expense	(11,415)	(10,245)	(34,040)	(30,314)
Other income (loss), net	1	(14,265)	(7,291)	(51,050)
Loss before income tax benefit	(12,796)	(6,316)	(92,031)	(66,149)
Income tax benefit	—	—	—	—
Net loss	$(12,796)	$(6,316)	$(92,031)	$(66,149)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(12,796)	$(6,316)	$(92,031)	$(66,149)
Other comprehensive income (loss), net of tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(49,061)	—	(80,995)	—
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	(28,029)	—	(43,116)	—
Net gain (loss), net of tax	(21,032)	—	(37,879)	—
Total other comprehensive income (loss), net of tax	(21,032)	—	(37,879)	—
Comprehensive loss	$(33,828)	$(6,316)	$(129,910)	$(66,149)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(92,031)	$(66,149)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	17,886	16,918
Amortization of debt issuance costs	1,667	1,495
Amortization of original issuance discount	1,649	1,426
Loss on disposition of assets	2,524	—
Unrealized losses on commodity swaps	37,458	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(16,605)	(2,879)
Inventories	(23,880)	(4,895)
Prepaid expenses and other current assets	(2,683)	845
Other assets, net	—	376
Accounts payable	87,636	38,362
Accrued liabilities	299	38,931
Other non-current liabilities	(1,123)	(744)
Net cash provided by operating activities	12,797	23,686
Cash flows from investing activities:
Capital expenditures	(11,998)	(9,137)
Capital expenditures for turnarounds and catalysts	(925)	(79)
Earnout payment related to refinery acquisition	—	(6,562)
Net cash used in investing activities	(12,923)	(15,778)
Cash flows from financing activities:
Deferred debt issuance costs	—	(126)
Net cash used in financing activities	—	(126)
Net increase (decrease) in cash and cash equivalents	(126)	7,782
Cash and cash equivalents, beginning of period	386	277
Cash and cash equivalents, end of period	$260	$8,059
Supplemental cash flow information:
Cash paid for interest	$23,881	$19,797

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
In December 2011, the provisions of FASB ASC 210, Balance Sheet, were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The update retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under International Financial Reporting Standards. These new revisions are to be applied retrospectively and will be effective for interim and annual periods beginning January 1, 2013. The adoption of this guidance will not affect the Company's financial position or results of operations because these requirements will only affect the presentation of the financial statements and disclosures.
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
The Company's refinery average throughput was 66,413 barrels per day for the nine months ended September 30, 2012. Cash flows from operating activities for the nine months ended September 30, 2012 was $12,797.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at September 30, 2012, and December 31, 2011, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012
Assets:
Commodity contracts (futures and forwards)	$1,570	$—	$—	$1,570
Liabilities:
Commodity contracts (swaps)	—	43,401	—	43,401
Commodity contracts (forwards)	—	700	—	700
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	72	—	—	72
Commodity contracts (call options)	—	9,268	—	9,268

(4)	Derivative Financial Instruments
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
Fair Value Hedges
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for our fair value hedges is based on the level of our operating inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized currently in income in the same period.
As of September 30, 2012, the Company has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 394 thousand barrels of crude oil with remaining contract terms through May 2018.

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
Commodity Derivatives. As of September 30, 2012, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 6,750 thousand barrels of crude and contract sales volumes 6,750 thousand barrels of refined products with a remaining contract term of fifteen months. During the three and nine months ended September 30, 2012, the Company recognized unrealized losses of $21,032 and $37,879, respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the nine months ended September 30, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position.

	As of September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(5,522)
Commodity contracts (futures and forwards)	Accounts receivable	3,304	Accrued liabilities	(1,734)
Total derivatives not designated as hedging instruments		$3,304		$(7,256)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$(37,879)
Commodity contracts (forwards)		—	Other non-current liabilities	(700)
Total derivatives designated as hedging instruments		$—		$(38,579)
Total derivatives		$3,304		$(45,835)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accrued liabilities	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	463	Accrued liabilities	(535)
Total derivatives not designated as hedging instruments		$33,141		$(10,545)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2012
Commodity contracts (swaps)	$(21,032)	Losses on commodity swaps	$(28,029)		$—
Total derivatives	$(21,032)		$(28,029)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2012
Commodity contracts (swaps)	$(37,879)	Losses on commodity swaps	$(43,116)		$—
Total derivatives	$(37,879)		$(43,116)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Commodity contracts (forwards)	Cost of sales	$(700)	$—	$(700)	$—
Total derivatives		$(700)	$—	$(700)	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Commodity contracts (futures & forwards)	Cost of sales	$2,257	$(2,960)	$10,185	$8,091
Commodity contracts (swaps)	Losses on commodity swaps	(10,827)	(1,038)	(48,652)	(3,716)
Commodity contracts (call options)	Other income (loss), net	—	(14,269)	(7,297)	(51,093)
Total derivatives		$(8,570)	$(18,267)	$(45,764)	$(46,718)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	September 30, 2012	December 31, 2011
Crude oil, refined products and blendstocks	$25,672	$6,023
Crude oil inventory consigned to others	33,725	29,531
Materials and supplies	2,840	2,803
Total inventories	$62,237	$38,357
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $18,954 and $18,362 at September 30, 2012 and December 31, 2011, respectively.
Crude oil inventory consigned to others represents inventory located at storage facilities that were sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.
The Company recorded liabilities associated with this consigned inventory of $31,623 and $32,778 in other non-current liabilities at September 30, 2012 and December 31, 2011, respectively.

(6)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2012	December 31, 2011
Refining facilities	$424,506	$415,696
Less accumulated depreciation	(81,119)	(66,613)
Property, plant and equipment, net	$343,387	$349,083

(7)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	September 30, 2012	December 31, 2011
Deferred turnaround and chemical catalyst cost	$9,907	$11,666
Deferred debt issuance costs	5,464	7,131
Intangible assets	2,037	2,069
Long-term receivables	6,206	6,206
Total other assets	$23,614	$27,072

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	September 30, 2012	December 31, 2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,330	$1,519
Employee costs	1,396	1,257
Commodity contracts	45,135	10,544
Accrued finance charges	15,196	6,839
Other	1,100	1,040
Total accrued liabilities	$64,157	$21,199
Other Non-Current Liabilities:
Environmental accrual	$335	$356
Asset retirement obligations	1,082	1,029
Consignment inventory	31,623	32,778
Total other non-current liabilities	$33,040	$34,163
Accounts payable includes related parties balance of $295,205 and $214,608 at September 30, 2012 and December 31, 2011, respectively.

(c)	Accumulated Other Comprehensive Loss
The following table displays the change in other comprehensive loss, net of tax:

	Unrealized Loss on Cash Flow Hedges	Total
Balance at December 31, 2011	$—	$—
Current period other comprehensive loss, net of tax	(37,879)	(37,879)
Balance at September 30, 2012	$(37,879)	$(37,879)

(8)	Indebtedness
Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Senior secured notes	$210,973	$209,324

(9)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three and nine months ended September 30, 2012 and 2011, the Company recorded selling, general and administrative expenses of $1,915 and $5,741, respectively, and $1,576 and $5,167, respectively, with respect to allocations from Alon USA for such services.
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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $335 and $356 at September 30, 2012 and December 31, 2011, respectively.

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
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended September 30, 2012.
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
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input was primarily comprised of LLS crude oil and West Texas Intermediate, or WTI, crude oil. We measure the cost of refining the LLS crude oil by calculating the difference between the average value of LLS crude oil to the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins of our refinery.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating results over the nine months ended September 30, 2012 and 2011, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Crude throughput was reduced at the refinery during the second quarter of 2011 due to flooding in Louisiana and its impact on crude oil supply to the refinery.
For the three and nine months ended September 30, 2012, we had losses on commodity swaps of $38.9 million and $91.8 million, respectively, as shown separately in the statements of operations. For the three and nine months ended September 30, 2011, we had losses on commodity swaps of $1.0 million and $3.7 million, respectively.
Included in other income (loss), net in the statements of operations, we also had losses on heating oil call option crack spread contracts of $14.3 million for the three months ended September 30, 2011, and $7.3 million and $51.1 million for the nine months ended September 30, 2012 and 2011, respectively.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2012 and 2011. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net sales	$770,723	$720,530	$2,147,904	$2,006,489
Operating costs and expenses:
Cost of sales	698,912	672,055	2,010,493	1,907,396
Losses on commodity swaps	38,856	1,038	91,768	3,716
Direct operating expenses	23,930	22,021	70,192	58,077
Selling, general and administrative expenses	1,915	1,576	5,741	5,167
Depreciation and amortization	5,968	5,646	17,886	16,918
Total operating costs and expenses	769,581	702,336	2,196,080	1,991,274
Loss on disposition of assets	(2,524)	—	(2,524)	—
Operating income (loss)	(1,382)	18,194	(50,700)	15,215
Interest expense	(11,415)	(10,245)	(34,040)	(30,314)
Other income (loss), net (1)	1	(14,265)	(7,291)	(51,050)
Loss before income tax benefit	(12,796)	(6,316)	(92,031)	(66,149)
Income tax benefit	—	—	—	—
Net loss	$(12,796)	$(6,316)	$(92,031)	$(66,149)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$11.28	$7.77	$7.55	$5.61
Refinery direct operating expense (3)	3.76	3.61	3.86	3.42
Capital expenditures	$6,075	$6,407	$11,998	$9,137
Capital expenditures for turnaround and chemical catalyst	162	—	925	79
PRICING STATISTICS:
WTI crude oil (per barrel)	$92.09	$89.75	$96.17	$95.42
LLS crude oil (per barrel)	102.54	112.94	111.81	110.50
Crude oil differentials (per barrel):
LLS less WTI	$15.02	$18.87	$15.25	$14.55
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.89	$2.82	$2.89	$2.80
Gulf Coast high sulfur diesel	2.97	2.95	2.99	2.91
Natural gas (per MMBTU)	2.89	4.05	2.58	4.21
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$15.91	$12.44	$12.05	$9.87

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI Crude	23,159	33.5	—	—	16,640	25.1	—	—
Gulf Coast sweet crude	45,925	66.3	66,265	99.9	49,381	74.3	61,423	98.6
Blendstocks	141	0.2	65	0.1	392	0.6	846	1.4
Total refinery throughput (4)	69,225	100.0	66,330	100.0	66,413	100.0	62,269	100.0
Refinery production:
Gasoline	28,693	41.1	27,396	41.1	27,170	40.5	25,905	41.5
Diesel/jet	28,184	40.2	30,491	45.7	28,056	41.8	28,757	46.0
Heavy Oils	2,554	3.6	2,828	4.2	2,737	4.1	2,577	4.1
Other	10,605	15.1	6,017	9.0	9,162	13.6	5,245	8.4
Total refinery production (5)	70,036	100.0	66,732	100.0	67,125	100.0	62,484	100.0
Refinery utilization (6)		83.1%		79.7%		79.4%		80.2%

(1)
Other income (loss), net for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 is substantially the loss on heating oil call option crack spread contracts.

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

The refinery operating margin for the three and nine months ended September 30, 2012 excludes losses on commodity swaps of $38,856 and $91,768, respectively, shown separately in the statements of operations.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Sales. Net sales for the three months ended September 30, 2012 were $770.7 million, compared to $720.5 million for the three months ended September 30, 2011, an increase of $50.2 million. This increase was due to higher refinery throughput and higher refined product prices in the three months ended September 30, 2012 compared to the same period last year. Refinery throughput for the three months ended September 30, 2012 was 69,225 barrels per day, compared to 66,330 barrels per day for the three months ended September 30, 2011. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2012 increased $0.07, or 2.5%, to $2.89, compared to $2.82 for the three months ended September 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2012 increased $0.02, or 0.7%, to $2.97, compared to $2.95 for the three months ended September 30, 2011.
Cost of Sales. Cost of sales for the three months ended September 30, 2012 were $698.9 million compared to $672.1 million for the three months ended September 30, 2011, an increase of $26.8 million. This increase was primarily due to increased refinery throughput, partially offset by lower crude oil cost. The average price per barrel of LLS for the three months ended September 30, 2012 decreased $10.40 per barrel to an average of $102.54 per barrel, compared to an average of $112.94 per barrel for the three months ended September 30, 2011, a decrease of 9.2%. Additionally, the refinery processed 23,159 barrels per day of WTI priced crude oil for the three months ended September 30, 2012, which is at a lower cost than LLS.
Direct Operating Expenses. Direct operating expenses were $23.9 million for the three months ended September 30, 2012, compared to $22.0 million for the three months ended September 30, 2011, an increase of $1.9 million or 8.6%. This increase was primarily due to higher refinery throughput.
Operating Income (Loss). Operating income (loss) for the three months ended September 30, 2012 was $(1.4) million, compared to $18.2 million for the three months ended September 30, 2011, a decrease of $(19.6) million. This decrease was primarily due to losses on commodity swaps of $38.9 million for the three months ended September 30, 2012, partially offset by higher refinery margin.
The refinery margin for the three months ended September 30, 2012 was $11.28 per barrel compared to $7.77 per barrel for the same period last year. This increase was due to lower crude oil costs with the addition of WTI priced crude oils and higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2012 was $15.91 per barrel compared to $12.44 per barrel for the three months ended September 30, 2011.
Interest Expense. Interest expense was $11.4 million for the three months ended September 30, 2012, compared to $10.2 million for the three months ended September 30, 2011, an increase of $1.2 million, or 11.8%. This increase was primarily due to higher utilization of our credit facilities as a result of higher refinery throughput as well as lower capitalized interest.
Other Income (Loss), Net. Other income (loss), net for the three months ended September 30, 2011 is substantially the gain (loss) on heating oil crack spread contracts.
Net Loss. Net loss was $12.8 million for the three months ended September 30, 2012, compared to $6.3 million for the three months ended September 30, 2011, an increase in loss of $6.5 million. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Sales. Net sales for the nine months ended September 30, 2012 were $2,147.9 million, compared to $2,006.5 million for the nine months ended September 30, 2011, an increase of $141.4 million. This increase was due to higher refinery throughput as well as higher refined product prices in the nine months ended September 30, 2012 compared to the same period last year. Refinery throughput for the the nine months ended September 30, 2012 was 66,413 barrels per day, compared to 62,269 barrels per day for the nine months ended September 30, 2011. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2012 increased $0.09, or 3.2%, to $2.89, compared to $2.80 for the nine months ended September 30, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the nine months ended September 30, 2012 increased $0.08, or 2.7%, to $2.99, compared to $2.91 for the nine months ended September 30, 2011.
Cost of Sales. Cost of sales for the nine months ended September 30, 2012 were $2,010.5 million, compared to $1,907.4 million for the nine months ended September 30, 2011, an increase of $103.1 million. This increase was primarily due to higher refinery throughput as well as higher crude oil cost. The average price per barrel of LLS for the nine months ended September 30, 2012 increased $1.31 per barrel to an average of $111.81 per barrel, compared to an average of $110.50 per barrel for the nine months ended September 30, 2011, an increase of 1.2%. The higher crude oil cost was partially reduced by the refinery processing 16,640 barrels per day of WTI priced crude oil for the nine months ended September 30, 2012.

Direct Operating Expenses. Direct operating expenses were $70.2 million for the nine months ended September 30, 2012, compared to $58.1 million for the nine months ended September 30, 2011, an increase of $12.1 million or 20.8%. This increase was primarily due to higher refinery throughput and increased costs related to catalysts.
Operating Income (Loss). Operating income (loss) for the nine months ended September 30, 2012 was $(50.7) million, compared to $15.2 million for the nine months ended September 30, 2011, a decrease of $(65.9) million. This decrease was primarily due to losses on commodity swaps of $91.8 million for the nine months ended September 30, 2012. We had losses on commodity swaps of $3.7 million for the nine months ended September 30, 2011. These losses on commodity swaps were partially offset by higher refinery margin.
The refinery margin for the nine months ended September 30, 2012 was $7.55 per barrel compared to $5.61 per barrel for the same period last year. This increase was primarily due to higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2012 was $12.05 per barrel, compared to $9.87 per barrel for the nine months ended September 30, 2011.
Interest Expense. Interest expense was $34.0 million for the nine months ended September 30, 2012, compared to $30.3 million for the nine months ended September 30, 2011, an increase of $3.7 million, or 12.2%. This increase was primarily due to higher utilization of our credit facilities as a result of higher refinery throughput and lower capitalized interest.
Other Income (Loss), Net. Other income (loss), net for the nine months ended September 30, 2012 and 2011 is substantially the loss on heating oil crack spread contracts.
Net Loss. Net loss was $92.0 million for the nine months ended September 30, 2012, compared to $66.1 million for the nine months ended September 30, 2011, an increase in loss of $25.9 million, or 39.2%. This increase in loss was attributable to the factors discussed above.
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
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	November 13, 2012	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	November 13, 2012	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	November 13, 2012	By:	/s/ Shai Even
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
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements.