Form 10-K
period 2012-12-31
Alon Refining Krotz Springs, Inc.
filed 2013-03-25
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________
Commission file number: 333-163942
ALON REFINING KROTZ SPRINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	74-2849682 (I.R.S. Employer Identification No.)

12700 Park Central Dr., Suite 1600, Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of March 1, 2013, 50,111 shares of the registrant's Class A common stock, par value $0.01, and 90 shares of the registrant's Class B common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant’s common stock held by non-affiliates as of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter was $0.
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
This Annual Report on Form 10-K and other Securities and Exchange Commission filings of Alon Refining Krotz Springs, Inc. occasionally make references to our parent company, Alon USA Energy, Inc. (“Alon USA”), when describing actions, rights or obligations. These references reflect the fact that Alon Refining Krotz Springs, Inc. is consolidated with its respective parent company for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.
Company Overview
In this Annual Report, the words “we,” “our” and “us” refer to Alon Refining Krotz Springs, Inc., and not to any other person.
We are a Delaware corporation formed in May 2008 in connection with the acquisition of Valero Refining Company-Louisiana by Alon USA. We own and operate a high conversion crude oil refinery with a crude oil throughput capacity of approximately 83,100 barrels per day (“bpd”) in Krotz Springs, Louisiana. Our principal executive offices are located at 12700 Park Central Dr., Suite 1600, Dallas, Texas 75251, and our telephone number is (972) 367-3600.
We file annual, quarterly and current reports, and file or furnish other information, with the Securities Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC's website at www.sec.gov. In addition, our SEC filings are available free of charge through our parent company's internet website at www.alonusa.com as soon as reasonably practicable after we electronically file, or furnish, such material with the SEC. We will provide copies of our filings free of charge to our bondholders upon request to Alon Refining Krotz Springs, Inc., Attention: Investor Relations, 12700 Park Central Dr., Suite 1600, Dallas, Texas 75251.
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

Raw Material Supply.
In 2012, our refinery received crude oil from West Texas through the Amdel pipeline, which terminates at the Nederland terminal. The crude oil is then transported from the Nederland terminal to our refinery via the Intracoastal Canal and the Atchafalaya River. Our refinery also has access to various types of domestic and foreign crude oils via an ExxonMobil pipeline (“EMPCo”), barge delivery, and truck rack delivery. Approximately 52% of the crude oil is received by pipeline with the remainder received by barge or truck.
We receive Light Louisiana Sweet ("LLS") and foreign crude oils from the EMPCo “Northline System.” The Northline System delivers LLS and foreign crude oils from the St. James, Louisiana crude oil terminalling complex.
In 2012, sweet crude oil accounted for all of the crude oil inputs at our refinery, of which approximately 70.0% was Gulf Coast sweet crude oils and 30.0% was WTI priced crude oil.
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
Production
Gasoline. In 2012, gasoline accounted for approximately 42.4% of our refinery’s production. We produce 87 octane regular unleaded gasoline and use a computerized component blending system to optimize gasoline blending. Our refinery is capable of producing regular unleaded gasoline grades required in the Southern and Eastern U.S. markets.
Distillates. In 2012, diesel, light cycle oil and jet fuel accounted for approximately 41.4% of our refinery’s production. In connection with the acquisition of our refinery in 2008, we entered into an offtake agreement with Valero Energy Corporation (“Valero”) that provides for Valero to purchase, at market prices, light cycle oil and high sulfur distillate blendstock for a period of five years.
Heavy Oils and Other. In 2012, slurry oil, LPG and petrochemical feedstocks accounted for approximately 16.2% of our refinery’s production.
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
Barge, Railcar and Truck. Products not shipped through the Colonial Pipeline, such as high sulfur diesel sold to Valero pursuant to our offtake agreement, are transported via barge for sale. Barges have access to both the Mississippi and Ohio Rivers.
Propylene/propane mix is sold via railcar and truck, to consumers at Mont Belvieu, Texas or in adjacent Louisiana markets. Mixed LPGs are shipped to an LPG fractionator at Napoleonsville, Louisiana. We pay a fractionation fee and sell the ethane and propane to a regional chemical company under contract, transport the normal butane back to our refinery via truck for blending, and sell the isobutane and natural gasoline on a spot basis.
Parent Company
Alon USA is an independent refiner and marketer of petroleum products operating primarily in the South Central, Southwestern and Western regions of the United States. Alon USA is listed on the NYSE under the symbol “ALJ” and had a market capitalization of $1,068.6 million as of December 31, 2012. Alon USA directly owns crude oil refineries located in California, Oregon and Louisiana and, through its ownership of 81.6% of the common units of Alon USA Partners, LP (NYSE: ALDW), a crude oil refinery in Texas. These refineries have a combined throughput capacity of approximately 250,000 bpd. Alon USA's refineries produce petroleum products including various grades of gasoline, diesel fuel, jet fuel, petrochemicals, petrochemical feedstocks, asphalt and other petroleum-based products.
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
In addition to its refining operations, Alon USA operates 298 convenience stores and markets motor fuels to over 640 locations, including Alon USA's convenience stores, under the Alon brand name in the South Central and Southwestern United States. Alon USA also markets asphalt products produced at its Big Spring, Willbridge and California refineries through 11 refinery/terminal locations in Texas (Big Spring), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Oregon (Willbridge), Washington (Richmond Beach), Arizona (Phoenix and Flagstaff) and Nevada (Fernley) (50% interest) as well as a 50% interest in Wright Asphalt Products Company, LLC. Alon USA, through its retail subsidiaries, is also the largest 7-Eleven licensee in the United States.
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
In 2007, the EPA adopted final rules to reduce the levels of benzene in gasoline on a nationwide basis. More specifically, beginning in 2011, refiners were required to meet an annual average gasoline benzene content standard of 0.62%, which may be achieved through the purchase of benzene credits, and that beginning on July 1, 2012 refiners were required to meet a maximum average gasoline benzene concentration of 1.30%, by volume on all gasoline produced, both reformulated and conventional and without benzene credits. We have spent $10.3 million through 2012 in order for our refinery to install controls to meet the standards. On April 12, 2012, the EPA granted an extension of time through December 31, 2012 to comply with the annual average standard at our refinery.
We are subject to the renewable fuel standard which requires refiners to blend renewable fuels (e.g., ethanol, biodiesel) into their finished transportation fuels or purchase renewable energy credits, called RINs, in lieu of blending. The EPA generally establishes new annual renewable fuel percentage standards for each compliance year in the preceding year. For 2012, the EPA raised the renewable fuel percentage standard to approximately 9%. The EPA has not yet finalized the 2013 renewable fuel percentage standard, but has proposed to raise it to approximately 9.6%. Our refinery has received an extension of the deadline to comply with the renewable fuel standard. Therefore, we have not been required to blend renewable fuels or purchase RINs for compliance until 2013.
Regulation
Conditions may develop that require additional capital expenditures at our refinery for compliance with the Federal Clean Air Act and other federal, state and local requirements. We cannot currently determine the amounts of such future expenditures.
Compliance
The EPA has adopted regulations requiring certain new or modified sources of high-volume greenhouse gases ("GHG") emissions to install best achievable control technology to reduce GHG emissions. If we undertake significant improvements at our refinery that could result in an increase in GHG emissions, we could be required under EPA’s regulations to install expensive GHG emissions control equipment. Although Congress has from time to time considered adopting legislation to reduce emissions of GHGs through establishment of a market-based “cap and trade” system that would be designed to achieve yearly reductions in GHG emissions, no such legislation has been passed. While it is possible that Congress will adopt some form of federal mandatory GHG emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain at this time.
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
Known Environmental Liabilities
At December 31, 2012, our refinery had an environmental reserve of $0.3 million. This reserve relates to the remediation of groundwater.
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
Insurance
We are insured under our own insurance policies which cover physical damage (all risk property damage, business interruption and flood), third party liability and other miscellaneous items. The property insurance policy has a combined loss limit for a property loss and business interruption at our refinery of $850 million per occurrence. A deductible of $2 million applies to physical damage claims, with a 45-day wait period deductible for business interruption.
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
Risk Factors Relating to Our Business
The price volatility of crude oil, other feedstocks, refined products and fuel and utility services may have a material adverse effect on our earnings, profitability and cash flows.
Our refining earnings, profitability and cash flows from operations depend primarily on the margin between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts or inverts, as has been the case in recent periods and may continue to be the case in the future, our results of operations and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile as a result of a variety of factors including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. The direction and timing of changes in prices for crude oil and refined products do not necessarily correlate with one another and it is the relationship between such prices, rather than the nominal amounts of such prices, that has the greatest impact on our results of operations and cash flows.
Prices of crude oil, other feedstocks and refined products, and the relationships between such prices and prices for refined products, depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel and other refined products and the relative magnitude and timing of such changes. Such supply and demand are affected by, among other things:

•	changes in general economic conditions;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into and exported from the United States;

•	refinery utilization rates;

•	the development and marketing of alternative and competing fuels;

•	the effects of transactions involving forward contracts and derivative instruments and general commodities speculation;

•	infrastructure limitations;

•	accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect refineries;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our market.
Although we continually analyze our operating margins and seek to adjust throughput volumes and product slates to optimize our operating results based on market conditions, there are inherent limitations on our ability to offset the effects of adverse market conditions. For example, reductions in throughput volumes in a negative operating margin environment may reduce operating losses, but it would not eliminate them because we would still be incurring fixed costs and other variable costs.

The price volatility of crude oil and refined products will affect the market value of our inventories, which could have a material adverse effect on our earnings, profitability and cash flows.
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
The price volatility of fuel and utility services may have a material adverse effect on our earnings, profitability and cash flows.
The volatility in costs of natural gas, electricity and other utility services used by our refinery affect our operating costs. Utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for utility services in both local and regional markets. Future increases in utility prices may have a negative effect on our earnings, profitability and cash flows.
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
Commodity derivative contracts may limit our potential gains, exacerbate potential losses, result in period-to-period earnings volatility and involve other risks.
We may enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected gasoline and diesel production. We enter into these arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refinery, or those of our suppliers or customers;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and our ability to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
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
Our arrangement with J. Aron exposes us to J. Aron related credit and performance risk.
We have a supply and offtake agreement with J. Aron, who is our largest supplier of crude oil and largest customer of refined products. In the future, we could purchase up to 100% of our supply needs from J. Aron pursuant to this agreement. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of this agreement, which may be terminated by J. Aron as early as May 31, 2016. Relying on J. Aron’s ability to honor its fuel requirements purchase obligations exposes us to J. Aron’s credit and business risks. An adverse change in J. Aron’s business, results of operations, liquidity or financial condition could adversely affect its ability to perform its obligations, which could consequently have a material adverse effect on our business, results of operations or liquidity. In addition, we may be required to use substantial capital to repurchase inventories from J. Aron upon termination of the agreement, which could have a material adverse effect on our financial condition.
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
In August 2008, our refinery sustained minor physical damage from Hurricane Gustav; however, the regional utilities were affected and, as a result, our refinery was without electric power for one week. Offshore crude oil production and gathering facilities were impacted by Gustav and a subsequent storm, which temporarily limited the availability of crude oil to our refinery. In the event hurricanes or floods cause damage to our refinery, or the infrastructure necessary for the operation of the refinery, such as the availability of usable roads, electricity, water, or natural gas, we may experience a significant interruption in our refining operations. Such an interruption could have a material adverse effect on our business, results of operations and cash flows.
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
ITEM 4. MINE SAFETY DISCLOSURES.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of March 1, 2013, Alon USA is the only holder of all of the Company's outstanding voting capital stock. There is no established public trading market for the Company's common stock. We did not declare or pay dividends on our capital stock in 2012 or 2011. Our debt agreements contain provisions that limit our ability to pay dividends.
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
For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Annual Report on Form 10-K of our parent, Alon USA Energy, Inc., for the year ended December 31, 2012.
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

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of the Supply and Offtake Agreement;

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
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI crude oil. We measure the cost of refining the LLS crude oil by calculating the difference between the average value of LLS crude oil and the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating result over the three-year period ended December 31, 2012 have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Certain Derivative Impacts
We had (gains) losses on commodity swaps of $116.0 million and $(30.0) million for the years ended December 31, 2012 and 2011, respectively.
Included in other loss, net in the statements of operations, we had losses on heating oil call option crack spread contracts of $7.3 million, $36.3 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Unscheduled Turnaround and Reduced Crude Oil Throughput
In an effort to match our safety, reliability and the environmental performance initiatives with the current operating margin environment, we accelerated a planned turnaround at our refinery from the first quarter of 2010 to the fourth quarter of 2009. The refinery resumed operations in June 2010. Crude throughput was reduced at our refinery during the second quarter of 2011 due to the flooding in Louisiana and its impact on crude oil supply to the refinery.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following table provides summary financial data and selected key operating statistics for the years ended December 31, 2012, 2011 and 2010. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$2,881,242	$2,533,092	$1,254,663
Operating costs and expenses:
Cost of sales	2,674,978	2,463,950	1,218,347
(Gains) losses on commodity swaps	116,020	(30,040)	7,837
Direct operating expenses	95,713	79,972	62,321
Selling, general and administrative expenses	7,828	6,827	6,890
Depreciation and amortization	23,882	22,645	21,844
Total operating costs and expenses	2,918,421	2,543,354	1,317,239
Loss on disposition of assets	(2,504)	—	—
Operating loss	(39,683)	(10,262)	(62,576)
Interest expense (1)	(44,417)	(40,977)	(47,695)
Other loss, net (2)	(7,289)	(36,232)	(4,105)
Loss before income tax benefit	(91,389)	(87,471)	(114,376)
Income tax benefit	—	—	—
Net loss	$(91,389)	$(87,471)	$(114,376)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (3)	$8.30	$3.05	$2.24
Refinery direct operating expense (4)	3.85	3.67	4.36
Capital expenditures	$17,023	$18,909	$7,350
Capital expenditures for turnaround and chemical catalyst	1,163	2,649	2,383
PRICING STATISTICS:
WTI crude oil (per barrel)	$94.14	$95.07	$79.41
LLS crude oil (per barrel)	111.53	110.98	80.61
Crude oil differentials (per barrel):
LLS less WTI	$16.46	$16.76	$2.49
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.82	$2.75	$2.05
Gulf Coast high sulfur diesel	2.99	2.91	2.10
Natural gas (per MMBTU)	2.83	4.03	4.38
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$11.29	$7.00	$5.26

	Year Ended December 31,
	2012		2011		2010
THROUGHPUT AND PRODUCTION DATA:	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI crude	20,111	29.6	—	—	—	—
Gulf Coast sweet crude	46,924	69.2	58,979	98.8	38,345	97.7
Blendstocks	842	1.2	741	1.2	899	2.3
Total refinery throughput (5)	67,877	100.0	59,720	100.0	39,244	100.0
Refinery production:
Gasoline	29,081	42.4	24,852	41.4	15,812	40.1
Diesel/jet	28,466	41.4	27,436	45.6	18,986	48.2
Heavy Oils	2,709	3.9	2,904	4.8	1,515	3.8
Other	8,464	12.3	4,914	8.2	3,107	7.9
Total refinery production (6)	68,720	100.0	60,106	100.0	39,420	100.0
Refinery utilization (7)		80.7%		77.9%		46.1%

(1)	Interest expense for the year ended December 31, 2010, includes a charge of $6,659 for the write-off of debt issuance costs associated with our prepayment of the revolving credit facility.

(2)	Other loss, net for the years ended December 31, 2012, 2011 and 2010 is substantially the loss on heating oil call option crack spread contracts.

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

The refinery operating margin for the year ended December 31, 2011 excludes hedge gains of $2,702.
The refinery operating margin for the year ended December 31, 2010 excludes an unrealized loss associated with consignment inventory of $3,537 and includes losses on commodity swaps of $7,837.

(4)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery by the refinery’s total throughput volume.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Sales. Net sales for the year ended December 31, 2012, were $2,881.2 million, compared to $2,533.1 million for the year ended December 31, 2011, an increase of $348.1 million. The increase was due to higher refined product prices and higher refinery throughput in the year ended December 31, 2012 compared to last year. Refinery throughput for the the year ended December 31, 2012 was 67,877 barrels per day, compared to 59,720 barrels per day for the year ended December 31, 2011, where throughput was reduced in 2011 due to flooding in Louisiana and the impact on crude oil supply to the refinery. The average price of Gulf Coast gasoline for the year ended December 31, 2012 increased $0.07, or 2.5%, to $2.82, compared to $2.75 for the year ended December 31, 2011. The average per gallon price for Gulf Coast high sulfur diesel for the year ended December 31, 2012, increased $0.08, or 2.7%, to $2.99, compared to $2.91 for the year ended December 31, 2011.
Cost of Sales. Cost of sales for the year ended December 31, 2012, were $2,675.0 million compared to $2,464.0 million for the year ended December 31, 2011, an increase of $211.0 million. This increase was primarily due to increased refinery throughput as a result of the factors discussed previously as well as an increase in the cost of crude oil used by our refinery. The average price per barrel of LLS for the year ended December 31, 2012, increased $0.55 per barrel, or 0.5%, to an average of $111.53 per barrel, compared to an average of $110.98 per barrel for the year ended December 31, 2011.
Direct Operating Expenses. Direct operating expenses were $95.7 million for the year ended December 31, 2012, compared to $80.0 million for the year ended December 31, 2011, an increase of $15.7 million, or 19.6%. The increase in direct operating expenses for the year ended December 31, 2012 is due primarily to increased refinery throughput.
Operating Loss. Operating loss for the year ended December 31, 2012, was $39.7 million, compared to $10.3 million for the year ended December 31, 2011, an increase in loss of $29.4 million. The increase in loss was due to losses on commodity swaps of $116.0 million for the year ended December 31, 2012 compared to gains on commodity swaps of $30.0 million for the year ended December 31, 2011. These losses were partially offset by higher refinery throughput and higher refinery margins for the year ended December 31, 2012. The refinery margin for the year ended December 31, 2012 was $8.30 per barrel compared to $3.05 per barrel for the year ended December 31, 2011. This increase is primarily due to lower crude oil costs with the addition of WTI priced crude oils and higher Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the year ended December 31, 2012 was $11.29 per barrel compared to $7.00 per barrel for the year ended December 31, 2011.
Interest Expense. Interest expense was $44.4 million for the year ended December 31, 2012, compared to $41.0 million for the year ended December 31, 2011, an increase of $3.4 million, or 8.3%. The increase was due primarily to increased interest on letters of credit and finance charges in the year ended December 31, 2012.
Other Loss, Net. Other loss, net for the years ended December 31, 2012 and 2011 is substantially the loss on heating oil call option crack spread contracts.
Net Loss. Net loss was $91.4 million for the year ended December 31, 2012, compared to $87.5 million for the year ended December 31, 2011, an increase in loss of $3.9 million or 4.5%. This increase in loss was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangements, credit lines and additional funding from Alon USA. Future operating results will depend on market factors, primarily the difference between the prices we receive from customers for produced products compared to the prices we pay to suppliers for crude oil. We plan to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above-described sources is adequate to operate the refinery.
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
Inventory. Crude oil, refined products and blendstocks are priced at the lower of cost or market value. Cost is determined using the LIFO valuation method. Under the LIFO valuation method, we charge the most recent acquisition costs to cost of sales, and we value inventories at the earliest acquisition costs. We selected this method because we believe it more accurately reflects the cost of our current sales. If the market value of inventory is less than the inventory cost on a LIFO basis, then the inventory is written down to market value. An inventory write-down to market value results in a non-cash accounting adjustment, decreasing the value of our crude oil and refined products inventory and increasing our cost of sales. Market values of crude oil, refined products and blendstocks exceeded LIFO costs by $14.0 million and $18.4 million at December 31, 2012 and 2011, respectively.
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
We maintain inventories of crude oil, refined products and blendstocks, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. As of December 31, 2012, we held approximately 0.5 million barrels of crude oil and product inventories valued under the LIFO valuation method. Market value exceeded carrying value of LIFO costs by $14.0 million. We refer to this excess as our LIFO reserve. If the market value of these inventories had been $1.00 per barrel lower, our LIFO reserve would have been reduced by $0.5 million.
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

The following table provides information about our derivative commodity instruments as of December 31, 2012:

Description of Activity	Contract Volume (in barrels)	Wtd Avg Purchase Price/BBL	Wtd Avg Sales Price/BBL	Contract Value	Fair Value	Gain (Loss)
				(in thousands)
Forwards-long (Crude)	505,070	92.40	—	$46,666	$48,472	$1,806
Forwards-short (Distillate)	(76,791)	—	120.89	(9,283)	(9,397)	(114)
Forwards-long (Gasoline)	78,273	108.24	—	8,472	8,850	377
Forwards-long (Jet)	39,249	123.51	—	4,848	4,952	105
Forwards-short (Jet)	(50,000)	—	126.04	(6,302)	(6,319)	(17)
Forwards-long (Slurry)	24,837	87.65	—	2,177	2,210	33
Forwards-short (Catfeed)	(10,414)	—	111.57	(1,162)	(1,202)	(40)
Forwards-short (Slop)	(12,428)	—	78.25	(972)	(1,017)	(44)
Futures-short (Crude)	(362,000)	—	87.74	(31,763)	(33,239)	(1,476)
Futures-short (Gasoline)	(18,000)	—	95.48	(1,719)	(2,088)	(369)
Futures-long (Diesel)	18,000	120.42	—	2,168	2,292	125

Description of Activity	Contract Volume (in barrels)	Wtd Avg Contract Spread	Wtd Avg Market Spread	Contract Value	Fair Value	Gain (Loss)
				(in thousands)
Futures-swaps	(5,760,000)	$25.30	$25.03	$(145,710)	$(144,196)	$1,514
Interest Rate Risk
As of December 31, 2012, all of our outstanding debt was at fixed rates.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Alon Refining Krotz Springs, Inc. Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In management's evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management
Our current directors and executive officers, their ages as of January 31, 2013, and their business experience during the past five years are set forth below:

Name	Age	Position
David Wiessman	58	Executive Chairman of the Board of Directors
Jeff D. Morris	61	Vice Chairman of the Board of Directors
Paul Eisman	57	Director, Chief Executive Officer and President
Shai Even	44	Director, Senior Vice President and Chief Financial Officer
Joseph A. Concienne, III	62	Director
Claire A. Hart	57	Senior Vice President
Alan Moret	58	Vice President of Supply
Michael Oster	41	Vice President of Mergers and Acquisitions
Gregg Byers	58	Vice President of Refining
Kyle McKeen	49	Vice President of Wholesale Marketing (Alon USA Partners, LP)
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
Kyle McKeen is the Vice President of Wholesale Marketing of Alon USA Partners GP, LLC, the general partner of Alon USA Partners, LP, in August 2012 and has served as President and Chief Executive Officer of Alon Brands, Inc., our parent company's subsidiary that manages retail operations, since May 2008. From 2005 to 2008, Mr. McKeen served as President and Chief Operating Officer of Carter Energy, an independent energy marketer supporting over 600 retailers by providing fuel supply, merchandising and marketing support, and consulting services. Prior to joining Carter Energy in 2005, Mr. McKeen was a member of the Board of Managers of Alon USA Interests, LLC from September 2002 to 2005 and held numerous positions of increasing responsibilities with Alon Energy, including Vice President of Marketing.
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

ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth the name and title of our principal executive officer and principal financial officer and our three other most highly compensated executive officers, which we refer to as the named executive officers:

Name	Title
Paul Eisman	Chief Executive Officer and President
Shai Even	Senior Vice President and Chief Financial Officer
Michael Oster	Vice President of Mergers and Acquisitions
Alan Moret	Vice President of Supply
Kyle McKeen	Vice President of Marketing (Alon USA Partners, LP)
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
Kyle McKeen. Our parent company is a party to an Executive Employment Agreement with Kyle McKeen, the initial term of which is through May 1, 2013, and the term of which automatically renews for one-year terms unless terminated by either party. Mr. McKeen currently receives a base salary of $315,200 per year and is eligible for annual merit increases. Under his employment agreement, Mr. McKeen is entitled to participate in our parent company's annual cash bonus plans, pension plan and benefits restoration plan. Additionally, our parent company is required to provide Mr. McKeen with additional benefits to the extent such benefits are made available to other employees, including disability, hospitalization, medical and retiree health benefits and life insurance. Mr. McKeen is subject to a covenant not to compete during the term of his employment. In the event that Mr. McKeen is terminated without Cause (as defined in the agreement) or resigns upon at least 30 days' prior written notice for Good Reason (as defined in the agreement), he will be entitled to receive his base salary through the termination date, the prorated share of his annual bonus and a severance payment equal to twelve months' base salary. This agreement also prohibits Mr. McKeen from disclosing our parent company's proprietary information received through his employment.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees. The aggregate fees billed by KPMG LLP (“KPMG”) for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q were $0.2 million for the year ended December 31, 2012.
Audit-Related Fees. There were no fees billed by KPMG for assurance and related services related to the performance of audits or review of our financial statements and not described above under “Audit Fees” in 2012.
Tax Fees. No fees were billed by KPMG for professional services rendered for tax compliance, tax advice and tax planning in 2012.
All Other Fees. No fees were billed by KPMG for products and services not described above in 2012.
Pre-Approval Policies and Procedures. In general, all engagements of our outside auditors, whether for auditing or non-auditing services, must be pre-approved by the Board of Directors. During 2012, all of the services performed for us by KPMG were pre-approved by the Board of Directors. The Board of Directors has considered the compatibility of non-audit services with KPMG's independence.

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

10.31
First Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed by Alon USA Energy, Inc., on August 9, 2012, SEC File No. 001-32567).

10.32
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

Exhibit No.	Description
10.34
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.35
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.36
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc., on August 9, 2012, SEC File No. 001-32567).

23.1	Consent of KPMG LLP
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statement of Stockholders' Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

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
We have audited the accompanying balance sheets of Alon Refining Krotz Springs, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alon Refining Krotz Springs, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
March 22, 2013

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,107	$386
Accounts and other receivables, net	38,412	38,497
Inventories	44,796	38,357
Prepaid expenses and other current assets	2,354	498
Total current assets	86,669	77,738
Property, plant and equipment, net	343,321	349,083
Other assets, net	22,368	27,072
Total assets	$452,358	$453,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,329	$280,811
Accrued liabilities	12,499	21,199
Total current liabilities	392,828	302,010
Other non-current liabilities	29,436	34,163
Long-term debt	211,573	209,324
Total liabilities	633,837	545,497
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,111 shares issued and outstanding at December 31, 2012 and 2011	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 and 315 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Accumulated other comprehensive income, net of income tax	1,514	—
Additional paid-in capital	167,656	167,656
Retained deficit	(350,649)	(259,260)
Total stockholders' equity	(181,479)	(91,604)
Total liabilities and stockholders' equity	$452,358	$453,893

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net sales	$2,881,242	$2,533,092	$1,254,663
Operating costs and expenses:
Cost of sales	2,674,978	2,463,950	1,218,347
(Gains) losses on commodity swaps	116,020	(30,040)	7,837
Direct operating expenses	95,713	79,972	62,321
Selling, general and administrative expenses	7,828	6,827	6,890
Depreciation and amortization	23,882	22,645	21,844
Total operating costs and expenses	2,918,421	2,543,354	1,317,239
Loss on disposition of assets	(2,504)	—	—
Operating loss	(39,683)	(10,262)	(62,576)
Interest expense	(44,417)	(40,977)	(47,695)
Other loss, net	(7,289)	(36,232)	(4,105)
Loss before income tax benefit	(91,389)	(87,471)	(114,376)
Income tax benefit	—	—	—
Net loss	$(91,389)	$(87,471)	$(114,376)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(91,389)	$(87,471)	$(114,376)
Other comprehensive income, net of tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period, net of tax	(67,318)	—	—
Less: reclassification adjustments for gain (loss) realized in net loss, net of tax	(68,832)	—	(7,240)
Net gain, net of tax	1,514	—	7,240
Total other comprehensive income, net of tax	1,514	—	7,240
Comprehensive loss	$(89,875)	$(87,471)	$(107,136)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balance at December 31, 2009	$—	$126,656	$(7,240)	$(57,413)	$62,003
Capital contribution from parent	—	41,000	—	—	41,000
Net loss	—	—	—	(114,376)	(114,376)
Fair value of commodity derivative contracts, net of tax of $0	—	—	7,240	—	7,240
Balance at December 31, 2010	—	167,656	—	(171,789)	(4,133)
Net loss	—	—	—	(87,471)	(87,471)
Balance at December 31, 2011	—	167,656	—	(259,260)	(91,604)
Net loss	—	—	—	(91,389)	(91,389)
Fair value of commodity derivative contracts, net of tax of $0	—	—	1,514	—	1,514
Balance at December 31, 2012	$—	$167,656	$1,514	$(350,649)	$(181,479)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(91,389)	$(87,471)	$(114,376)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	23,882	22,645	21,844
Amortization of debt issuance costs	2,246	2,044	2,512
Amortization of original issuance discount	2,249	1,946	1,685
Write-off of unamortized debt issuance costs	—	—	6,659
Loss on disposition of assets	2,504	—	—
Unrealized (gains) losses on commodity swaps	31,936	(31,936)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(32,593)	(756)	2,539
Inventories	(6,439)	(19,796)	23,924
Prepaid expenses and other current assets	(1,856)	1,460	(1,343)
Other assets, net	—	484	(885)
Accounts payable	99,518	128,070	60,059
Accrued liabilities	(6,444)	5,099	7,358
Other non-current liabilities	(4,727)	6,566	19,724
Net cash provided by operating activities	18,887	28,355	29,700
Cash flows from investing activities:
Capital expenditures	(17,023)	(18,909)	(7,350)
Capital expenditures for turnarounds and catalysts	(1,163)	(2,649)	(2,383)
Earnout payments related to refinery acquisition	—	(6,562)	(8,750)
Proceeds from sale of assets	20	—	—
Net cash used in investing activities	(18,166)	(28,120)	(18,483)
Cash flows from financing activities:
Deferred debt issuance costs	—	(126)	(1,147)
Cash received from inventory supply agreement	—	—	6,333
Revolving credit facilities, net	—	—	(83,287)
Payments on long-term debt	—	—	—
Proceeds from parent equity investment	—	—	41,000
Net cash used in financing activities	—	(126)	(37,101)
Net increase (decrease) in cash and cash equivalents	721	109	(25,884)
Cash and cash equivalents, beginning of period	386	277	26,161
Cash and cash equivalents, end of period	$1,107	$386	$277
Supplemental cash flow information:
Cash paid for interest	$40,896	$37,542	$43,165

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
Crude oil inventory consigned to others represents inventory that was sold to third parties with an obligation by the Company to repurchase the inventory at the end of the respective agreements. As a result of this requirement to repurchase inventory, no revenue was recorded on these transactions and the inventory volumes remain valued under the LIFO method.

(h)	Hedging Activity
All derivative instruments are recorded in the balance sheet as either assets or liabilities measured at their fair value. The Company generally considers all commodity forwards, futures, swaps, and option contracts to be part of its risk management strategy. Accordingly, net unrealized gains and losses for changes in the fair value on open commodity derivative contracts are recognized in cost of sales or in other loss, net on the statement of operations.
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
The Company has designated the derivative transactions related to the inventory financing agreement as a fair value hedge of inventory. The gain or loss on the derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in cost of sales on the statement of operations.

(i)	Property, Plant and Equipment
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
The accounting standards established for asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

lived asset and requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event, if the amount can be reasonably estimated (Note 10).

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
Other comprehensive income consists of gains and losses affecting stockholders' equity that, under United States generally accepted accounting principles, are excluded from net loss, such as gains and losses related to certain derivative instruments. The balance in other comprehensive income, net of tax, reported in the statements of stockholders' equity consists of the fair value of commodity derivative contract adjustments.

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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(r)	New Accounting Standards
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
In December 2011, the provisions of FASB ASC 210, Balance Sheet, were amended to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of these arrangements on its financial position. The update retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under International Financial Reporting Standards. These new revisions are to be applied retrospectively and will be effective for interim and annual periods beginning January 1, 2013. The adoption of this guidance will not affect Alon's financial position or results of operations because these requirements will only affect the presentation of the financial statements and disclosures.

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
The Company's refinery average throughput was 67,877 bpd for the year ended December 31, 2012. In 2012, the Company began processing West Texas Intermediate priced crude oil, which historically is a cheaper priced crude oil compared to the Light Louisiana Sweet crude oil typically processed at the refinery. Cash flow from operating activities for the year ended December 31, 2012 was $18,887.

(4)	Supply and Offtake Agreement
Supply and Offtake Agreement with J. Aron & Company
The Company entered into a Supply and Offtake Agreement (the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to the Company, and the Company agreed to buy from J. Aron, at market price, crude oil for processing at the refinery and (ii) the Company agreed to sell, and J. Aron agreed to buy, at market price, certain refined products produced at the refinery.
In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements that provided for the sale, at market prices, of the Company's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at our refinery, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement, as amended, has an initial term that expires in May 2018. J. Aron may elect to terminate the agreement prior to the initial term beginning in May 2015 and upon each anniversary thereof, provided the Company receives notice of termination at least six months prior to that date. The Company may elect to terminate in May 2017, provided the Company gives notice of termination at least six months prior to that date.
In February 2013, the Supply and Offtake Agreement was further amended and has an initial term that expires in May 2019. J. Aron may elect to terminate the agreement prior to the initial term in May 2016 and upon each anniversary thereof provided the Company receives notice of termination at least six months prior to that date. The Company may elect to terminate the agreement in May 2018, provided the Company gives notice of termination at least six months prior to that date.
Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at our refinery.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

At December 31, 2012 and 2011, the Company had net current payables to J. Aron for purchases of $27,750 and $12,570, respectively, and other non-current liabilities related to the original financing of $28,016 and $32,778, respectively, and a consignment receivable representing a deposit paid to J. Aron of $6,206 and $6,206, respectively.
Standby LC Facility
In association with the Supply and Offtake Agreement, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company. At this time there is no further availability under the Standby LC Facility.
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at December 31, 2012 and 2011:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$386	$—	$—	$386
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedge	—	(346)	—	(346)
As of December 31, 2011
Assets:
Commodity contracts (swaps)	$—	$31,936	$—	$31,936
Liabilities:
Commodity contracts (futures and forwards)	72	—	—	72
Commodity contracts (call options)	—	9,268	—	9,268

(6)	Derivative Financial Instruments
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
As of December 31, 2012, the Company has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 352 thousand barrels of crude oil with remaining contract terms through May 2018.
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
As of December 31, 2012, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 5,760 thousand barrels of crude and contract sales volumes 5,760 thousand barrels of refined products with a remaining contract term of twelve months. During the year ended December 31, 2012, the Company recognized unrealized gains of $1,514 related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
In May 2008, as part of financing the acquisition of the refinery, the Company entered into futures contracts for the forward purchase of crude oil and the forward sale of heating oil of 14,850 thousand barrels. These futures contracts were designated as cash flow hedges for accounting purposes. In the fourth quarter of 2008, the Company determined during its retrospective assessment of hedge effectiveness that the hedge was no longer highly effective. Cash flow hedge accounting was discontinued in the fourth quarter of 2008 and all changes in value subsequent to the discontinuance were recognized into earnings. An after-tax loss of $7,240 was reclassified from equity to earnings for the year ended December 31, 2010.
For the years ended December 31, 2012 and 2011, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position.

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$386		$—
Total derivatives not designated as hedging instruments		$386		$—

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedge		—	Other non-current liabilities	(346)
Total derivatives designated as hedging instruments		$2,287		$(1,119)
Total derivatives		$2,673		$(1,119)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$32,678	Accounts payable	$(742)
Commodity contracts (call options)		—	Accrued liabilities	(9,268)
Commodity contracts (futures and forwards)	Accounts receivable	463	Accrued liabilities	(535)
Total derivatives not designated as hedging instruments		$33,141		$(10,545)
The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income (“OCI”).

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Year Ended December 31, 2012
Commodity contracts (swaps)	$1,514	Gains (losses) on commodity swaps	$(68,832)		$—
Total derivatives	$1,514		$(68,832)		$—
For the Year Ended December 31, 2010
Commodity contracts (swaps)	$—	Gains (losses) on commodity swaps	$(7,240)		$—
Total derivatives	$—		$(7,240)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2012	2011	2010
Fair value hedge	Cost of sales	$(346)	$—	$—
Total derivatives		$(346)	$—	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		Year Ended December 31,
	Location	2012	2011	2010
Commodity contracts (futures & forwards)	Cost of sales	$4,431	$10,837	$4,246
Commodity contracts (swaps)	Gains (losses) on commodity swaps	(47,188)	30,040	(597)
Commodity contracts (call options)	Other loss, net	(7,297)	(36,280)	(4,119)
Total derivatives		$(50,054)	$4,597	$(470)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(7)	Accounts Receivable
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivables and commodity derivative contracts. Credit risk is minimized as a result of the credit quality of the Company's customer base. The Company performs ongoing credit evaluations of its customers and requires letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Valero Energy Corporation ("Valero") and J. Aron accounted for substantially all the Company's net sales for the year ended December 31, 2012. The Company's allowance for doubtful accounts is reflected as a reduction of accounts receivable in the balance sheets. The balance in the allowance account was zero at December 31, 2012 and 2011.
As part of the Supply and Offtake Agreement, there is a net out arrangement. Additionally, product sales to parties other than J. Aron are primarily collected when the sale occurs. As a result of these arrangements, the Company has minimal trade accounts receivable balances at December 31, 2012 and 2011.

(8)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil (including inventory consigned to others), refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	As of December 31,
	2012	2011
Crude oil, refined products and blendstocks	$12,268	$6,023
Crude oil inventory consigned to others (Note 4)	29,656	29,531
Materials and supplies	2,872	2,803
Total inventories	$44,796	$38,357
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $14,013 and $18,362 at December 31, 2012 and 2011, respectively.
The Company recorded liabilities associated with consigned inventory of $28,016 and $32,778 in other non-current liabilities at December 31, 2012 and 2011, respectively.

(9)	Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2011
Refining facilities	$429,531	$415,696
Less accumulated depreciation	(86,210)	(66,613)
Property, plant and equipment, net	$343,321	$349,083
The useful lives of refining facilities used to determine depreciation expense were 3 - 20 years with an average life of 18 years.
The Company capitalized interest of $1,574, $555 and $498 for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $20,261, $19,899 and $19,538, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(10)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	As of December 31,
	2012	2011
Deferred turnaround and chemical catalyst cost	$9,251	$11,666
Deferred debt issuance costs	4,885	7,131
Intangible assets	2,026	2,069
Long-term receivables	6,206	6,206
Total other assets	$22,368	$27,072

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	As of December 31,
	2012	2011
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$1,670	$1,519
Employee costs	1,460	1,257
Commodity contracts	773	10,545
Accrued finance charges	7,439	6,839
Other	1,157	1,039
Total accrued liabilities	$12,499	$21,199

Other Non-Current Liabilities:
Environmental accrual	$319	$356
Asset retirement obligations	1,101	1,029
Consignment inventory	28,016	32,778
Total other non-current liabilities	$29,436	$34,163
Accounts payable includes related parties balance of $294,060 and $214,608 at December 31, 2012 and 2011, respectively.
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
Results of the Company's operations are included in the consolidated U.S. Federal income tax return of Alon USA. For financial reporting purposes, federal tax expense is allocated to the Company as if a separate return was filed. The amounts presented below were calculated as if the Company filed separate federal and state income tax returns. The Company had no unrecognized tax benefits as of December 31, 2012.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

A reconciliation between the income tax benefit computed on pretax loss at the statutory federal rate and the actual provision for income tax benefit is as follows:

	December 31,
	2012	2011	2010
Computed tax benefit	$(31,986)	$(30,615)	$(40,032)
State and local income taxes, net of federal benefit	(1,444)	(3,130)	(3,260)
Other, net	836	1,005	(307)
Change in valuation allowance	32,594	32,740	43,599
Income tax benefit	$—	$—	$—
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

	December 31,
	2012	2011
Deferred income tax assets:
Accrued liabilities and other	$482	$505
Non-current accrued liabilities and other	2,506	3,312
Net operating loss carryover	191,626	166,574
Deferred income tax assets	194,614	170,391
Less valuation allowance	(130,293)	(97,699)
Net deferred income tax assets	$64,321	$72,692

Deferred income tax liabilities:
Unrealized gains	$(92)	$(9,728)
Property, plant and equipment	(60,489)	(57,848)
Other non-current	(2,997)	(4,291)
Intangibles	(743)	(825)
Deferred income tax liabilities	$(64,321)	$(72,692)
Net deferred income tax after valuation allowance	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income and projections for future taxable income, over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2012.
The Company performed a review of its tax positions in accordance with ASC Subtopic 740-10, Income Taxes, and determined it has no unrecognized tax benefits. In accordance with ASC Subtopic 740-10, the Company has elected to recognize interest expense related to the underpayment of income taxes in interest expense, and penalties relating to underpayment of income taxes as a reduction to other loss, net, in the statements of operations.

(12)	Related Party Transactions
Since the acquisition of our refinery from Valero, the Company has received equity contributions in the amount of $167,656 from Alon Israel Oil Company, Ltd. (“Alon Israel”), the majority stockholder of Alon USA, and Alon USA and its affiliates. The most recent contributions were $41,000 received from Alon USA in 2010.
In addition to the equity contributions, the Company has received letters of credit from both Alon Israel and Alon USA and its affiliates to support the operations of the Company. The amount of letters of credit available during 2012 was $15,000. On December 31, 2012, the Company returned $12,500 of letters of credit to Alon Israel, leaving $2,500 letters of credit

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

outstanding. For the years ended December 31, 2012, 2011 and 2010, the Company recorded interest expense related to these letters of credit of $600, $600 and $1,189, respectively.
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the years ended December 31, 2012, 2011 and 2010, the Company recorded selling, general and administrative expenses of $7,828, $6,827 and $6,890, respectively, with respect to allocations from Alon USA for such services.
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

(13)	Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
	2012	2011
Senior secured notes, net of discount	$211,573	$209,324
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(b) Maturity of Long-Term Debt
The aggregate scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2012 are as follows:

2013	$—
2014	211,573
2015	—
2016	—
2017	—
2018 and thereafter	—
Total	$211,573
(c) Interest and Financing Expense
Interest and financing expense included the following:

	Year Ended December 31,
	2012	2011	2010
Interest expense	$29,228	$29,228	$35,098
Letters of credit and finance charges	12,268	8,314	2,239
Amortization of debt issuance costs	2,246	2,044	2,512
Write-off of debt issuance costs	—	—	6,659
Amortization of original issuance discount	2,249	1,946	1,685
Capitalized interest	(1,574)	(555)	(498)
Total interest expense	$44,417	$40,977	$47,695

(14)	Employee Benefit Plans
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
The Company's allocated share of Alon USA's employee benefit plan expenses, excluding costs related to the incentive plans was $1,403, $2,024 and $2,244 for the years ended December 31, 2012, 2011 and 2010, respectively.
Employee benefit plan expenses incurred by the Company are included in direct operating expenses with the related payroll costs.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(dollars in thousands, except as noted)

(15)	Commitments and Contingencies

(a)	Leases
The Company has long-term lease commitments for land, buildings and equipment. In most cases, the Company expects that in the normal course of business, its leases will be renewed or replaced by other leases. The Company has commitments under long-term operating leases for certain land, buildings and equipment expiring at various dates over the next 15 years. Certain long-term operating leases relating to buildings and land include options to renew for additional periods. At December 31, 2012, minimum lease payments on operating leases were as follows:

Year ending December 31:
2013	$410
2014	410
2015	350
2016	301
2017	301
2018 and thereafter	657
Total	$2,429
Total rental expense was $3,144, $3,475 and $3,451 for the years ended December 31, 2012, 2011 and 2010, respectively. Contingent rentals and subleases were not significant.

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
The Company has accrued a non-current liability for environmental remediation obligations of $319 and $356 at December 31, 2012 and 2011, respectively.

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

10.31
First Amendment, dated as of July 31, 2012, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q, filed by Alon USA Energy, Inc., on August 9, 2012, SEC File No. 001-32567).

10.32
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

10.34
Amended and Restated Second Amendment to the Supply and Offtake Agreement, dated March 1, 2011, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed by the Company on May 10, 2011, SEC File No. 001-32567).

10.35
Supplemental Agreement to Supply and Offtake Agreement, dated October 31, 2011, between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed by the Company on November 7, 2011, SEC File No. 001-32567).

10.36
Amendment, dated as of July 20, 2012, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.5 to Form 10-Q, filed by Alon USA Energy, Inc., on August 9, 2012, SEC File No. 001-32567).

23.1	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Loss, (iv) Statement of Stockholders' Equity, (v) Statements of Cash Flows and (vi) Notes to Financial Statements.

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

Date:	March 22, 2013	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 22, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	March 22, 2013	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer, President and Director

Date:	March 22, 2013	By:	/s/ Shai Even
Shai Even
Senior Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	March 22, 2013	By:	/s/ Jeff D. Morris
Jeff D. Morris
Director

Date:	March 22, 2013	By:	/s/ Joseph A. Concienne III
Joseph A. Concienne III
Director