Form 10-Q
period 2013-03-31
Alon Refining Krotz Springs, Inc.
filed 2013-05-15
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of May 1, 2013, 50,111 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of March 31, 2013, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$948	$1,107
Accounts and other receivables, net	40,067	38,412
Inventories	56,150	44,796
Prepaid expenses and other current assets	1,763	2,354
Total current assets	98,928	86,669
Property, plant and equipment, net	340,465	343,321
Other assets, net	23,300	22,368
Total assets	$462,693	$452,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339,381	$380,329
Accrued liabilities	21,073	12,499
Total current liabilities	360,454	392,828
Other non-current liabilities	34,612	29,436
Long-term debt	212,180	211,573
Total liabilities	607,246	633,837
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,111 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive income, net of income tax	10,919	1,514
Retained deficit	(323,128)	(350,649)
Total stockholders' equity	(144,553)	(181,479)
Total liabilities and stockholders' equity	$462,693	$452,358

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Net sales	$620,281	$729,375
Operating costs and expenses:
Cost of sales	551,156	694,662
Losses on commodity swaps	24	45,665
Direct operating expenses	23,267	23,865
Selling, general and administrative expenses	2,098	1,844
Depreciation and amortization	6,026	5,962
Total operating costs and expenses	582,571	771,998
Operating income (loss)	37,710	(42,623)
Interest expense	(10,196)	(10,890)
Other income (loss), net	7	(8,149)
Income (loss) before income tax expense	27,521	(61,662)
Income tax expense	—	—
Net income (loss)	$27,521	$(61,662)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$27,521	$(61,662)
Other comprehensive income (loss), before tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	9,381	(40,522)
Less: reclassification to earnings - losses on commodity swaps	(24)	(3,662)
Net gain (loss)	9,405	(36,860)
Total other comprehensive income (loss), before tax	9,405	(36,860)
Income tax expense related to other comprehensive income (loss)	—	—
Total other comprehensive income (loss), net of tax	9,405	(36,860)
Comprehensive income (loss)	$36,926	$(98,522)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$27,521	$(61,662)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,026	5,962
Amortization of debt issuance costs	587	555
Amortization of original issuance discount	607	525
Unrealized losses on commodity swaps	—	40,231
Changes in operating assets and liabilities:
Accounts and other receivables, net	6,977	(757)
Inventories	(11,354)	(5,641)
Prepaid expenses and other current assets	591	(461)
Accounts payable	(40,948)	13,635
Accrued liabilities	9,347	9,216
Other non-current liabilities	5,176	1,521
Net cash provided by operating activities	4,530	3,124
Cash flows from investing activities:
Capital expenditures	(2,262)	(2,824)
Capital expenditures for turnarounds and catalysts	(2,427)	(686)
Net cash used in investing activities	(4,689)	(3,510)
Net decrease in cash and cash equivalents	(159)	(386)
Cash and cash equivalents, beginning of period	1,107	386
Cash and cash equivalents, end of period	$948	$—
Supplemental cash flow information:
Cash paid for interest	$2,636	$2,560

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation

(a)	Basis of Presentation
The financial statements include the accounts of Alon Refining Krotz Springs, Inc. (the “Company”), a subsidiary of Alon USA Energy, Inc. ("Alon USA"). These financial statements of the Company are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2013.
The balance sheet as of December 31, 2012, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(b)	New Accounting Standards
Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2011- 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU No. 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities issued by the Financial Accounting Standards Board (“FASB”). These updates require an entity to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the balance sheet. The updated guidance is to be applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the financial statements.
ASU No. 2013- 02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013- 02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013- 02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross- reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption concerns disclosure only and did not have any financial impact on the financial statements.

(2)	Operating Results and Liquidity
The Company's primary sources of liquidity are cash generated from operating activities, inventory supply and offtake arrangement, other credit lines and additional funding from Alon USA. Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above described sources is adequate to operate the refinery.
The Company's refinery average throughput was 58,439 barrels per day for the three months ended March 31, 2013. Cash flows from operating activities for the three months ended March 31, 2013 was $4,530.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at March 31, 2013 and December 31, 2012, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2013
Assets:
Commodity contracts (swaps)	$—	$10,919	$—	$10,919
Liabilities:
Commodity contracts (futures and forwards)	1,445	—	—	1,445
Fair value hedge	—	2,274	—	2,274
As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$386	$—	$—	$386
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedge	—	346	—	346

(4)	Derivative Financial Instruments
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
As of March 31, 2013, the Company has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 394 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of March 31, 2013, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 4,320 thousand barrels of crude and contract sales volumes 4,320 thousand

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

barrels of refined products with a remaining contract term of nine months. During the three months ended March 31, 2013 and 2012, the Company recognized unrealized gains (losses) of $9,405 and $(36,860), respectively, related to these transactions in Other Comprehensive Income ("OCI"). There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three months ended March 31, 2013 and 2012, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position.

	As of March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$1,621	Accrued liabilities	$(3,066)
Total derivatives not designated as hedging instruments		$1,621		$(3,066)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$10,919		$—
Fair value hedge		—	Other non-current liabilities	(2,274)
Total derivatives designated as hedging instruments		$10,919		$(2,274)
Total derivatives		$12,540		$(5,340)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$386		$—
Total derivatives not designated as hedging instruments		$386		$—

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedge		—	Other non-current liabilities	(346)
Total derivatives designated as hedging instruments		$2,287		$(1,119)
Total derivatives		$2,673		$(1,119)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income.

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2013
Commodity contracts (swaps)	$9,405	Losses on commodity swaps	$(24)		$—
Total derivatives	$9,405		$(24)		$—

For the Three Months Ended March 31, 2012
Commodity contracts (swaps)	$(36,860)	Losses on commodity swaps	$(3,662)		$—
Total derivatives	$(36,860)		$(3,662)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
Fair value hedge	Cost of sales	$(1,928)	$—
Total derivatives		$(1,928)	$—
Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2013	2012
Commodity contracts (futures & forwards)	Cost of sales	$(2,202)	$(1,438)
Commodity contracts (swaps)	Losses on commodity swaps	—	(42,003)
Commodity contracts (call options)	Other income (loss), net	—	(8,153)
Total derivatives		$(2,202)	$(51,594)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Offsetting Assets and Liabilities
The Company's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however the Company does not offset on its balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding the Company's derivatives by type of transaction as of March 31, 2013 and December 31, 2012:

As of March 31, 2013	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$1,621	$—	$1,621	$—	$—	$1,621
Swaps	10,919	—	10,919	—	—	10,919

Commodity Derivative Liabilities:
Futures & forwards	$(3,066)	$—	$(3,066)	$—	$3,066	$—

As of December 31, 2012	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
Commodity Derivative Assets:
Futures & forwards	$386	$—	$386	$—	$—	$386
Swaps	2,287	—	2,287	—	—	2,287

Commodity Derivative Liabilities:
Swaps	$(773)	$—	$(773)	$—	$—	$(773)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products, and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	March 31, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$20,853	$12,268
Crude oil inventory consigned to others	32,396	29,656
Materials and supplies	2,901	2,872
Total inventories	$56,150	$44,796
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $14,958 and $14,013 at March 31, 2013 and December 31, 2012, respectively.

(6)	Inventory Financing Agreement
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
In connection with the execution of the Supply and Offtake Agreement, the Company also entered into agreements (the "Related Agreements") that provided for the sale, at market prices, of the Company's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at our refinery, and an agreement to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement was amended in February 2013 and has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the initial term beginning in May 2016 and upon each anniversary thereof, provided the Company receives notice of termination at least six months prior to that date. The Company may elect to terminate in May 2018, provided the Company gives notice of termination at least six months prior to that date.
Following expiration or termination of the Supply and Offtake Agreement and the Related Agreements, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at our refinery.
At March 31, 2013 and December 31, 2012, the Company had net current payables to J. Aron for purchases of $25,833 and $27,750, respectively, and other non-current liabilities related to the original financing of $33,197 and $28,016, respectively, and a consignment receivable representing a deposit paid to J. Aron of $6,206 and $6,206, respectively.
Additionally, the Company recorded accounts receivable of $588 and $1,565 at March 31, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
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

(7)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
Refining facilities	$431,793	$429,531
Less accumulated depreciation	(91,328)	(86,210)
Property, plant and equipment, net	$340,465	$343,321

(8)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets

	March 31, 2013	December 31, 2012
Deferred turnaround and chemical catalyst cost	$10,781	$9,251
Deferred debt issuance costs	4,298	4,885
Intangible assets	2,015	2,026
Long-term receivables	6,206	6,206
Total other assets	$23,300	$22,368

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	March 31, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes, primarily excise taxes	$655	$1,670
Employee costs	1,472	1,460
Commodity contracts	3,066	773
Accrued finance charges	14,771	7,439
Other	1,109	1,157
Total accrued liabilities	$21,073	$12,499
Other Non-Current Liabilities:
Environmental accrual	$295	$319
Asset retirement obligations	1,120	1,101
Consignment inventory	33,197	28,016
Total other non-current liabilities	$34,612	$29,436
Accounts payable includes related parties balance of $271,615 and $294,060 at March 31, 2013 and December 31, 2012, respectively.

(c)	Deferred Income Tax Asset Valuation Allowance
The following table displays the change in deferred income tax asset valuation allowance:

Deferred Income Tax Asset Valuation Allowance
Valuation allowance at December 31, 2012	$(130,293)
Change in valuation allowance	10,095
Valuation allowance at March 31, 2013	$(120,198)

(d)	Accumulated Other Comprehensive Income
The following table displays the change in other comprehensive income, net of tax:

	Unrealized Gain on Cash Flow Hedges	Total
Balance at December 31, 2012	$1,514	$1,514
Current period other comprehensive income, net of tax	9,405	9,405
Balance at March 31, 2013	$10,919	$10,919

(9)	Indebtedness
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Senior secured notes	$212,180	$211,573

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(10)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries and Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. For the three months ended March 31, 2013 and 2012, the Company recorded selling, general and administrative expenses of $2,098 and $1,844, respectively, with respect to allocations from Alon USA for such services.
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

(11)	Commitments and Contingencies

(a)	Commitments
In the normal course of business, the Company has long-term commitments to purchase utilities such as natural gas, electricity and water for use by the refinery. The Company is also party to various refined product and crude oil supply and exchange agreements. These agreements are typically short-term in nature or provide terms for cancellation.

(b)	Contingencies
The Company is involved in various legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters will not have a material effect on the Company’s financial position, results of operations or liquidity.

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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $295 and $319 at March 31, 2013 and December 31, 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended March 31, 2013.
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
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI crude oil. We measure the benefit of refining WTI crude oil by calculating the difference between the average value of LLS crude oil and the average value of WTI crude oil. A narrowing of this spread can adversely influence the refinery operating margins.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
During the three months ended March 31, 2013, our refinery throughput was impacted by the refinery being shutdown for a week for crude unit maintenance and reformer catalyst regeneration.
For the three months ended March 31, 2012, we had losses on commodity swaps of $45.6 million, as shown separately in the statements of operations.
Included in other income (loss), net in the statements of operations, we had losses on heating oil call option crack spread contracts of $8.2 million for the three months ended March 31, 2012.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2013 and 2012. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$620,281	$729,375
Operating costs and expenses:
Cost of sales	551,156	694,662
Losses on commodity swaps	24	45,665
Direct operating expenses	23,267	23,865
Selling, general and administrative expenses	2,098	1,844
Depreciation and amortization	6,026	5,962
Total operating costs and expenses	582,571	771,998
Operating income (loss)	37,710	(42,623)
Interest expense	(10,196)	(10,890)
Other income (loss), net (1)	7	(8,149)
Income (loss) before income tax expense	27,521	(61,662)
Income tax expense	—	—
Net income (loss)	$27,521	$(61,662)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$13.14	$5.81
Refinery direct operating expense (3)	4.42	3.99
Capital expenditures	$2,262	$2,824
Capital expenditures for turnaround and chemical catalyst	2,427	686
PRICING STATISTICS:
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$8.20	$12.46
WTI crude oil (per barrel)	$94.27	$103.00
LLS crude oil (per barrel)	112.56	112.51
Crude oil differentials (per barrel):
LLS less WTI	$20.22	$12.61
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.84	$2.98
Gulf Coast high sulfur diesel	3.01	3.12
Natural gas (per MMBTU)	3.48	2.50

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2013		2012
	bpd	%	bpd	%
Refinery throughput:
WTI Crude	25,083	43.0	9,310	14.2
Gulf Coast sweet crude	31,516	53.9	55,352	84.3
Blendstocks	1,840	3.1	1,016	1.5
Total refinery throughput (4)	58,439	100.0	65,678	100.0
Refinery production:
Gasoline	26,916	45.0	27,533	41.6
Diesel/jet	22,382	37.5	28,713	43.4
Heavy Oils	1,773	3.0	5,045	7.6
Other	8,687	14.5	4,927	7.4
Total refinery production (5)	59,758	100.0	66,218	100.0
Refinery utilization (6)		74.2%		77.8%

(1)	Other income (loss), net for the three months ended March 31, 2012 is substantially the loss on heating oil call option crack spread contracts.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Sales. Net sales for the three months ended March 31, 2013 were $620.3 million, compared to $729.4 million for the three months ended March 31, 2012, a decrease of $109.1 million. This decrease was due to reduced refinery throughput as well as lower refined product prices in the three months ended March 31, 2013 compared to the same period last year. Refinery throughput for the three months ended March 31, 2013 was 58,439 barrels per day, compared to 65,678 barrels per day for the three months ended March 31, 2012. Our refinery throughput for the three months ended March 31, 2013 was impacted by the refinery being shut down for a week for crude unit maintenance and reformer catalyst regeneration. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2013 decreased $0.14, or 4.7%, to $2.84, compared to $2.98 for the three months ended March 31, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended March 31, 2013 decreased $0.11, or 3.5%, to $3.01, compared to $3.12 for the three months ended March 31, 2012.
Cost of Sales. Cost of sales for the three months ended March 31, 2013 were $551.2 million, compared to $694.7 million for the three months ended March 31, 2012, a decrease of $143.5 million. This decrease was primarily due to reduced refinery throughput and lower crude oil prices. The average price per barrel of WTI for the three months ended March 31, 2013 decreased $8.73 per barrel to an average of $94.27 per barrel, compared to an average of $103.00 per barrel for the three months ended March 31, 2012, a decrease of 8.5%. The lower crude oil cost was also the result of the refinery processing 25,083 barrels per day of WTI priced crude oil for the three months ended March 31, 2013, compared to 9,310 barrels per day of WTI priced crude oil for the three months ended March 31, 2012.
Direct Operating Expenses. Direct operating expenses were $23.3 million for the three months ended March 31, 2013, compared to $23.9 million for the three months ended March 31, 2012, a decrease of $0.6 million, or 2.5%. This decrease was primarily due to reduced refinery throughput.
Operating Income (Loss). Operating income (loss) for the three months ended March 31, 2013 was $37.7 million, compared to an operating loss of $(42.6) million for the three months ended March 31, 2012, an increase of $80.3 million. This increase was primarily the result of the refinery's increased processing of WTI priced crude oil during the three months ended March 31, 2013, mentioned above, as well as losses on commodity swaps of $45.6 million for the three months ended March 31, 2012. There were no significant losses on commodity swaps for the three months ended March 31, 2013.
The refinery margin for the three months ended March 31, 2013 was $13.14 per barrel compared to $5.81 per barrel for the same period last year. This increase was primarily due to the lower crude oil costs with the increased processing of WTI priced crude oil, partially offset by lower Gulf Coast 2/1/1 high sulfur diesel crack spreads. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2013 was $8.20 per barrel, compared to $12.46 per barrel for the three months ended March 31, 2012.
Interest Expense. Interest expense was $10.2 million for the three months ended March 31, 2013, compared to $10.9 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 6.4%.
Other Income (Loss), Net. Other income (loss), net for the three months ended March 31, 2012 was substantially the loss on heating oil call option crack spread contracts.
Net Income (Loss). Net income (loss) was $27.5 million for the three months ended March 31, 2013, compared to a net loss of $(61.7) million for the three months ended March 31, 2012, an increase of $89.2 million. This increase was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangement, credit lines and additional funding from Alon USA. Future operating results will depend on market factors, primarily the difference between the prices we receive from customers for produced products compared to the prices we pay to suppliers for crude oil. We plan to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above-described sources is adequate to operate the refinery.
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

•	changes in fuel and utility costs incurred by our facility;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors”.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	May 14, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 14, 2013	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 14, 2013	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment, dated as of February 1, 2013, to the Amended and Restated Supply and Offtake Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.