Form 10-Q
period 2013-06-30
Alon Refining Krotz Springs, Inc.
filed 2013-08-14
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of August 1, 2013, 50,111 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The aggregate market value for the registrant's common stock held by non-affiliates as of June 30, 2013, the last day of the registrant's most recently completed fiscal quarter, was $0.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
BALANCE SHEETS	1
STATEMENTS OF OPERATIONS	2
STATEMENTS OF COMPREHENSIVE INCOME	3
STATEMENTS OF CASH FLOWS	4
NOTES TO FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
FORWARD-LOOKING STATEMENTS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	20
PART II. OTHER INFORMATION	21
ITEM 6. EXHIBITS	21

SIGNATURES	22
EXHIBITS	23

EX-10.1 SECOND AMENDMENT TO CREDIT AGREEMENT, DATED AS OF JULY 31, 2013, TO THE CREDIT AGREEMENT, DATED MAY 28, 2010, BY AND BETWEEN ALON REFINING KROTZ SPRINGS, INC., AND GOLDMAN SACHS BANK USA
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$493	$1,107
Accounts and other receivables, net	49,203	38,412
Inventories	47,623	44,796
Prepaid expenses and other current assets	738	2,354
Total current assets	98,057	86,669
Property, plant and equipment, net	340,174	343,321
Other assets, net	21,865	22,368
Total assets	$460,096	$452,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,536	$380,329
Accrued liabilities	13,882	12,499
Total current liabilities	376,418	392,828
Other non-current liabilities	35,705	29,436
Long-term debt	212,826	211,573
Total liabilities	624,949	633,837
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,111 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive income, net of income tax	13,270	1,514
Retained deficit	(345,779)	(350,649)
Total stockholders' equity	(164,853)	(181,479)
Total liabilities and stockholders' equity	$460,096	$452,358

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$580,795	$647,806	$1,201,076	$1,377,181
Operating costs and expenses:
Cost of sales	570,254	616,919	1,121,410	1,311,581
(Gains) losses on commodity swaps	(10,018)	7,247	(9,994)	52,912
Direct operating expenses	24,763	22,397	48,030	46,262
Selling, general and administrative expenses	2,357	1,982	4,455	3,826
Depreciation and amortization	6,447	5,956	12,473	11,918
Total operating costs and expenses	593,803	654,501	1,176,374	1,426,499
Operating income (loss)	(13,008)	(6,695)	24,702	(49,318)
Interest expense	(9,644)	(11,735)	(19,840)	(22,625)
Other income (loss), net	1	857	8	(7,292)
Income (loss) before income tax expense	(22,651)	(17,573)	4,870	(79,235)
Income tax expense	—	—	—	—
Net income (loss)	$(22,651)	$(17,573)	$4,870	$(79,235)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(22,651)	$(17,573)	$4,870	$(79,235)
Other comprehensive income (loss), before tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	12,369	8,588	21,750	(31,934)
Less: reclassification to earnings - gains (losses) on commodity swaps	10,018	(11,425)	9,994	(15,087)
Net gain (loss)	2,351	20,013	11,756	(16,847)
Total other comprehensive income (loss), before tax	2,351	20,013	11,756	(16,847)
Income tax expense related to other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss), net of tax	2,351	20,013	11,756	(16,847)
Comprehensive income (loss)	$(20,300)	$2,440	$16,626	$(96,082)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,870	$(79,235)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,473	11,918
Amortization of debt issuance costs	1,219	1,128
Amortization of original issuance discount	1,253	1,084
Unrealized losses on commodity swaps	—	32,441
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,268	3,903
Inventories	(2,827)	(5,160)
Prepaid expenses and other current assets	1,616	(1,693)
Accounts payable	(17,793)	50,965
Accrued liabilities	2,156	(9,607)
Other non-current liabilities	5,193	1,536
Net cash provided by operating activities	9,428	7,280
Cash flows from investing activities:
Capital expenditures	(7,114)	(5,923)
Capital expenditures for turnarounds and catalysts	(2,928)	(763)
Net cash used in investing activities	(10,042)	(6,686)
Net increase (decrease) in cash and cash equivalents	(614)	594
Cash and cash equivalents, beginning of period	1,107	386
Cash and cash equivalents, end of period	$493	$980
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$17,318	$20,113

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
In the opinion of the Company’s management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2013.
The balance sheet as of December 31, 2012, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
New Accounting Standards
Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2011- 11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and ASU No. 2013- 01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities issued by the Financial Accounting Standards Board (“FASB”). These updates require an entity to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the balance sheet. The updated guidance was applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the financial statements.
ASU No. 2013- 02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013- 02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013- 02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross- reference to other disclosures required under GAAP that provide additional detail about those amounts. The updated guidance was applied retrospectively, effective January 1, 2013. The adoption concerns disclosure only and did not have any financial impact on the financial statements.

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
The Company's refinery average throughput was 58,622 barrels per day for the six months ended June 30, 2013. Cash flows from operating activities for the six months ended June 30, 2013 was $9,428.

(3)	Fair Value
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
The carrying amounts of the Company’s cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative financial instruments are carried at fair value, which is based on quoted market prices. Derivative instruments are the only financial assets and liabilities measured at fair value on a recurring basis.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at June 30, 2013 and December 31, 2012, respectively:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2013
Assets:
Commodity contracts (futures and forwards)	$669	$—	$—	$669
Commodity contracts (swaps)	—	13,270	—	13,270
Liabilities:
Fair value hedge	—	2,279	—	2,279

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$386	$—	$—	$386
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedge	—	346	—	346

(4)	Derivative Financial Instruments
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
Fair Value Hedge
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
As of June 30, 2013, the Company has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 394 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of June 30, 2013, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 7,560 thousand barrels of crude oil and contract sales volumes of 7,560 thousand barrels of refined products with a remaining contract term of eighteen months. Related to these transactions in Other Comprehensive Income ("OCI"), the Company recognized gains (losses) of $2,351 and $20,013 for the three months ended and $11,756 and $(16,847) for the six months ended June 30, 2013 and 2012, respectively. There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three and six months ended June 30, 2013 and 2012, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position:

	As of June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$983	Accrued liabilities	$(313)
Total derivatives not designated as hedging instruments		$983		$(313)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$14,346	Other non-current liabilities	$(1,076)
Fair value hedge		—	Other non-current liabilities	(2,279)
Total derivatives designated as hedging instruments		$14,346		$(3,355)
Total derivatives		$15,329		$(3,668)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$386		$—
Total derivatives not designated as hedging instruments		$386		$—

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedge		—	Other non-current liabilities	(346)
Total derivatives designated as hedging instruments		$2,287		$(1,119)
Total derivatives		$2,673		$(1,119)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended June 30, 2013
Commodity contracts (swaps)	$2,351	Gains (losses) on commodity swaps	$10,018		$—
Total derivatives	$2,351		$10,018		$—

For the Three Months Ended June 30, 2012
Commodity contracts (swaps)	$20,013	Gains (losses) on commodity swaps	$(11,425)		$—
Total derivatives	$20,013		$(11,425)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Six Months Ended June 30, 2013
Commodity contracts (swaps)	$11,756	Gains (losses) on commodity swaps	$9,994		$—
Total derivatives	$11,756		$9,994		$—

For the Six Months Ended June 30, 2012
Commodity contracts (swaps)	$(16,847)	Gains (losses) on commodity swaps	$(15,087)		$—
Total derivatives	$(16,847)		$(15,087)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2013	2012	2013	2012
Fair value hedge	Cost of sales	$(5)	$—	$(1,933)	$—
Total derivatives		$(5)	$—	$(1,933)	$—

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Location	2013	2012	2013	2012
Commodity contracts (futures & forwards)	Cost of sales	$1,680	$9,366	$(522)	$7,928
Commodity contracts (swaps)	Gains (losses) on commodity swaps	—	4,178	—	(37,825)
Commodity contracts (call options)	Other income (loss), net	—	856	—	(7,297)
Total derivatives		$1,680	$14,400	$(522)	$(37,194)
Offsetting Assets and Liabilities
The Company's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however the Company does not offset on its balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding the Company's derivatives by type of transaction as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of June 30, 2013
Commodity Derivative Assets:
Futures & forwards	$983	$—	$983	$(313)	$—	$670
Swaps	14,346	—	14,346	—	—	14,346
Commodity Derivative Liabilities:
Futures & forwards	$(313)	$—	$(313)	$313	$—	$—
Swaps	(1,076)	—	(1,076)	—	—	(1,076)

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$386	$—	$386	$—	$—	$386
Swaps	2,287	—	2,287	—	—	2,287
Commodity Derivative Liabilities:
Swaps	$(773)	$—	$(773)	$—	$—	$(773)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	June 30, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$12,619	$12,268
Crude oil inventory consigned to others	32,064	29,656
Materials and supplies	2,940	2,872
Total inventories	$47,623	$44,796

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $17,121 and $14,013 at June 30, 2013 and December 31, 2012, respectively.

(6)	Inventory Financing Agreement
The Company has entered into a Supply and Offtake Agreement and other associated agreements (together the “Supply and Offtake Agreement”) with J. Aron & Company (“J. Aron”). Pursuant to the Supply and Offtake Agreement, (i) J. Aron agreed to sell to the Company, and the Company agreed to buy from J. Aron, at market prices, crude oil for processing at the refinery and (ii) the Company agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at the refinery.
The Supply and Offtake Agreement also provided for the sale, at market prices, of the Company's crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at our refinery, and to identify prospective purchasers of refined products on J. Aron's behalf. The Supply and Offtake Agreement was amended in February 2013 and has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. The Company may elect to terminate in May 2018 on six months prior notice.
Following expiration or termination of the Supply and Offtake Agreement, the Company is obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the refinery.
At June 30, 2013 and December 31, 2012, the Company had net current payables to J. Aron for purchases of $32,395 and $27,750, respectively, non-current liabilities related to the original financing of $33,202 and $28,016, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,206 and $6,206, respectively.
Additionally, the Company had current payables of $137 and current receivables of $1,565 at June 30, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
In association with the Supply and Offtake Agreement, the Company entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on the existing and future accounts receivable and inventory of the Company. The Standby LC Facility includes customary events of default and restrictions on the activities of the Company. The Standby LC Facility contains no maintenance financial covenants. At this time there is no further availability under the Standby LC Facility. In August 2013, the Company amended the Standby LC Facility to extend the maturity date to July 2016.

(7)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
Refining facilities	$436,645	$429,531
Less accumulated depreciation	(96,471)	(86,210)
Property, plant and equipment, net	$340,174	$343,321

(8)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets, Net

	June 30, 2013	December 31, 2012
Deferred turnaround and chemical catalyst cost	$9,989	$9,251
Deferred debt issuance costs	3,666	4,885
Intangible assets	2,004	2,026
Receivable from supply agreements	6,206	6,206
Total other assets	$21,865	$22,368

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	June 30, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes	$1,145	$1,670
Employee costs	1,454	1,460
Commodity contracts	313	773
Accrued finance charges	7,789	7,439
Other	3,181	1,157
Total accrued liabilities	$13,882	$12,499
Other Non-Current Liabilities:
Environmental accrual (Note 11)	$289	$319
Asset retirement obligations	1,138	1,101
Consignment inventory	33,202	28,016
Commodity contracts	1,076	—
Total other non-current liabilities	$35,705	$29,436
Accounts payable includes related parties balance of $295,577 and $294,060 at June 30, 2013 and December 31, 2012, respectively.

(c)	Deferred Income Tax Asset Valuation Allowance
The following table displays the change in deferred income tax asset valuation allowance:

Deferred Income Tax Asset Valuation Allowance
Valuation allowance at December 31, 2012	$(130,293)
Change in valuation allowance	1,787
Valuation allowance at June 30, 2013	$(128,506)

(d)	Accumulated Other Comprehensive Income
The following table displays the change in other comprehensive income, net of tax:

	Unrealized Gain on Cash Flow Hedges	Total
Balance at December 31, 2012	$1,514	$1,514
Other comprehensive income, net of tax	11,756	11,756
Balance at June 30, 2013	$13,270	$13,270

(9)	Indebtedness
Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Senior secured notes	$212,826	$211,573

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(10)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries. Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. The Company's share of Alon USA's selling, general and administrative expenses were $2,357 and $1,982, for the three months ended June 30, 2013 and 2012, respectively, and $4,455 and $3,826 for the six months ended June 30, 2013 and 2012, respectively.
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
The Company is subject to loss contingencies pursuant to federal, state, and local environmental laws and regulations. These laws and regulations govern the discharge of materials into the environment and may require the Company to incur future obligations to investigate the effects of the release or disposal of certain petroleum, chemical, and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources and for remediation and restoration costs. These contingent obligations relate to sites owned by the Company and its past or present operations. The Company is currently participating in environmental investigations, assessments and cleanups pertaining to its refinery. The Company may in the future be involved in additional environmental investigations, assessments and cleanups. The magnitude of future costs are unknown and will depend on factors such as the nature and contamination at many sites, the timing, extent and method of the remedial actions which may be required, and the determination of the Company’s liability in proportion to other responsible parties.
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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $289 and $319 at June 30, 2013 and December 31, 2012, respectively.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(12)	Subsequent Events
New Supply and Offtake Agreements
In July 2013, the Company entered into offtake agreements with two investment grade oil companies that provides for the sale, at market prices, of light cycle oil and high sulfur distillate blendstock through June 2015. Both agreements will automatically extend for successive one year terms unless either the Company or the other party cancels the agreement by delivering written notice of termination to the other at least 180 days prior to the end of the then current term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended June 30, 2013.
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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our refinery’s per barrel operating margin to the Gulf Coast 2/1/1 crack spread. The Gulf Coast 2/1/1 crack spread is calculated assuming that two barrels of LLS crude oil are converted into one barrel of Gulf Coast conventional gasoline and one barrel of Gulf Coast high sulfur diesel.
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI crude oil. We measure the cost advantage of refining WTI crude oil by calculating the difference between the average value of LLS crude oil and the average value of WTI crude oil. A narrowing of this spread can adversely influence the refinery operating margins.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating results over the six months ended June 30, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three and six months ended June 30, 2013, our refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Certain Derivative Impacts
Included in (gains) losses on commodity swaps in the statements of operations for the three and six months ended June 30, 2013 are total gains of $10.0 million and $10.0 million, respectively, compared to total losses of $7.2 million and $52.9 million for the three and six months ended June 30, 2012, respectively.
Included in other income (loss), net in the statements of operations, are losses on heating oil call option crack spread contracts of $7.3 million for the six months ended June 30, 2012.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and six months ended June 30, 2013 and 2012. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$580,795	$647,806	$1,201,076	$1,377,181
Operating costs and expenses:
Cost of sales	570,254	616,919	1,121,410	1,311,581
(Gains) losses on commodity swaps	(10,018)	7,247	(9,994)	52,912
Direct operating expenses	24,763	22,397	48,030	46,262
Selling, general and administrative expenses	2,357	1,982	4,455	3,826
Depreciation and amortization	6,447	5,956	12,473	11,918
Total operating costs and expenses	593,803	654,501	1,176,374	1,426,499
Operating income (loss)	(13,008)	(6,695)	24,702	(49,318)
Interest expense	(9,644)	(11,735)	(19,840)	(22,625)
Other income (loss), net (1)	1	857	8	(7,292)
Income (loss) before income tax expense	(22,651)	(17,573)	4,870	(79,235)
Income tax expense	—	—	—	—
Net income (loss)	$(22,651)	$(17,573)	$4,870	$(79,235)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$2.30	$5.28	$7.67	$5.55
Refinery direct operating expense (3)	4.63	3.83	4.53	3.91
Capital expenditures	$4,852	$3,099	$7,114	$5,923
Capital expenditures for turnaround and chemical catalyst	501	77	2,928	763
PRICING STATISTICS:
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$4.15	$7.72	$6.16	$10.09
WTI crude oil (per barrel)	$94.20	$93.45	$94.23	$98.23
LLS crude oil (per barrel)	108.25	120.46	110.39	116.49
Crude oil differentials (per barrel):
LLS less WTI	$15.07	$18.11	$17.63	$15.36
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.69	$2.80	$2.77	$2.89
Gulf Coast high sulfur diesel	2.71	2.89	2.86	3.00
Natural gas (per MMBtu)	4.02	2.35	3.76	2.43

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI Crude	31,060	52.8	17,378	27.0	28,088	47.9	13,344	20.5
Gulf Coast sweet crude	26,226	44.6	46,905	73.0	28,857	49.2	51,128	78.7
Blendstocks	1,518	2.6	24	—	1,677	2.9	520	0.8
Total refinery throughput (4)	58,804	100.0	64,307	100.0	58,622	100.0	64,992	100.0
Refinery production:
Gasoline	22,710	37.9	26,486	40.6	24,800	41.5	26,400	40.3
Diesel/jet	24,267	40.5	27,270	41.9	23,330	39.0	27,991	42.8
Heavy Oils	521	0.9	2,511	3.9	1,144	1.9	2,830	4.3
Other	12,410	20.7	8,822	13.6	10,559	17.6	8,223	12.6
Total refinery production (5)	59,908	100.0	65,089	100.0	59,833	100.0	65,444	100.0
Refinery utilization (6)		68.9%		77.4%		71.5%		77.6%

(1)	Other income (loss), net for the three and six months ended June 30, 2012 is substantially the (gain) loss on heating oil call option crack spread contracts.

(2)
Refinery operating margin is a per barrel measurement calculated by dividing the margin between net sales and cost of sales by the refinery’s throughput volumes. Industry-wide refining results are driven and measured by the margins between refined product prices and the prices for crude oil, which are referred to as crack spreads. We compare our refinery operating margin to these crack spreads to assess our operating performance relative to other participants in our industry.

The refinery operating margin for the three and six months ended June 30, 2013 excludes charges of $1,770 related to environmental compliance obligations.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Sales. Net sales for the three months ended June 30, 2013, were $580.8 million, compared to $647.8 million for the three months ended June 30, 2012, a decrease of $67.0 million. The decrease was due to lower refined product prices and lower refinery throughput in the three months ended June 30, 2013 compared to the same period last year. Refinery throughput for the three months ended June 30, 2013 was 58,804 barrels per day, compared to 64,307 barrels per day for the three months ended June 30, 2012. Our refinery throughput for the three months ended June 30, 2013 was impacted by the unplanned shut down and repair of the reformer unit for approximately one month during the three months ended June 30, 2013. The average per gallon price of Gulf Coast gasoline for the three months ended June 30, 2013, decreased $0.11, or 3.9%, to $2.69, compared to $2.80 for the three months ended June 30, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended June 30, 2013, decreased $0.18, or 6.2%, to $2.71, compared to $2.89 for the three months ended June 30, 2012.
Cost of Sales. Cost of sales for the three months ended June 30, 2013, were $570.3 million, compared to $616.9 million for the three months ended June 30, 2012, a decrease of $46.6 million. This decrease was primarily due to decreased refinery throughput, partially offset by a decrease in the cost of LLS crude oil. The average price per barrel of LLS for the three months ended June 30, 2013, decreased $12.21 per barrel, or 10.1%, to an average of $108.25 per barrel, compared to an average of $120.46 per barrel for the three months ended June 30, 2012.
Direct Operating Expenses. Direct operating expenses were $24.8 million for the three months ended June 30, 2013, compared to $22.4 million for the three months ended June 30, 2012, an increase of $2.4 million, or 10.7%. This increase was primarily due to higher natural gas costs and catalyst expenditures.
Operating Loss. Operating loss for the three months ended June 30, 2013, was $13.0 million, compared to $6.7 million for the three months ended June 30, 2012, an increase in loss of $6.3 million. This increase was primarily due to lower refinery margin and decreased throughput. The refinery margin for the three months ended June 30, 2013 was $2.30 per barrel compared to $5.28 per barrel for the same period last year. The decrease is primarily due to costs incurred from the unplanned shut down and repair of the reformer unit and lower Gulf Coast 2/1/1 crack spreads, partially offset by the higher utilization of lower cost WTI priced crude oils. We increased our utilization of WTI priced crudes from 27.0% of total throughput for the three months ended June 30, 2012 to 52.8% for the three months ended June 30, 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended June 30, 2013 was $4.15 per barrel compared to $7.72 per barrel for the three months ended June 30, 2012. Partially offsetting the operating loss were gains on commodity swaps of $10.0 million for the three months ended June 30, 2013, compared to losses on commodity swaps of $7.2 million for the three months ended June 30, 2012.
Interest Expense. Interest expense was $9.6 million for the three months ended June 30, 2013, compared to $11.7 million for the three months ended June 30, 2012, a decrease of $2.1 million, or 17.9%.
Other Income (Loss), Net. Other income, net for the three months ended June 30, 2012 is substantially the gain on heating oil call option crack spread contracts.
Net Loss. Net loss was $22.7 million for the three months ended June 30, 2013, compared to $17.6 million for the three months ended June 30, 2012, an increase in loss of $5.1 million, or 29.0%. This increase was attributable to the factors discussed above.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Sales. Net sales for the six months ended June 30, 2013 were $1,201.1 million, compared to $1,377.2 million for the six months ended June 30, 2012, a decrease of $176.1 million. This decrease was due to reduced refinery throughput as well as lower refined product prices in the six months ended June 30, 2013 compared to the same period last year. Refinery throughput for the six months ended June 30, 2013 was 58,622 barrels per day, compared to 64,992 barrels per day for the six months ended June 30, 2012. Our refinery throughput for the six months ended June 30, 2013 was impacted by the unplanned shut down and repair of the reformer unit for approximately one month during the six months ended June 30, 2013. The average per gallon price of Gulf Coast gasoline for the six months ended June 30, 2013 decreased $0.12, or 4.2%, to $2.77, compared to $2.89 for the six months ended June 30, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the six months ended June 30, 2013 decreased $0.14, or 4.7%, to $2.86, compared to $3.00 for the six months ended June 30, 2012.
Cost of Sales. Cost of sales for the six months ended June 30, 2013 were $1,121.4 million, compared to $1,311.6 million for the six months ended June 30, 2012, a decrease of $190.2 million. This decrease was primarily due to reduced refinery throughput and lower crude oil prices. The average price per barrel of WTI for the six months ended June 30, 2013 decreased $4.00 per barrel to an average of $94.23 per barrel, or 4.1%, compared to an average of $98.23 per barrel for the six months ended June 30, 2012. The average price per barrel of LLS for the six months ended June 30, 2013, decreased $6.10 per barrel, or 5.2% to an average of $110.39 per barrel, compared to an average of $116.49 per barrel for the six months ended June 30, 2012.
Direct Operating Expenses. Direct operating expenses were $48.0 million for the six months ended June 30, 2013, compared to $46.3 million for the six months ended June 30, 2012, an increase of $1.7 million, or 3.7%. This increase was primarily due to higher natural gas costs, partially offset by lower chemical and catalyst expenditures.
Operating Income (Loss). Operating income for the six months ended June 30, 2013 was $24.7 million, compared to an operating loss of $49.3 million for the six months ended June 30, 2012, an increase in income of $74.0 million. This increase was primarily the result of the refinery's increased processing of WTI priced crude oil during the six months ended June 30, 2013, as well as gains on commodity swaps of $10.0 million for the six months ended June 30, 2013 compared to losses on commodity swaps of $52.9 million for the six months ended June 30, 2012.
The refinery margin for the six months ended June 30, 2013 was $7.67 per barrel compared to $5.55 per barrel for the same period last year. This increase was primarily due to the lower crude oil costs with the increased processing of WTI priced crude oil, partially offset by lower Gulf Coast 2/1/1 high sulfur diesel crack spreads. We increased our utilization of WTI priced crudes from 20.5% of total throughput for the six months ended June 30, 2012 to 47.9% for the three months ended June 30, 2013.The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the six months ended June 30, 2013 was $6.16 per barrel, compared to $10.09 per barrel for the six months ended June 30, 2012.
Interest Expense. Interest expense was $19.8 million for the six months ended June 30, 2013, compared to $22.6 million for the six months ended June 30, 2012, a decrease of $2.8 million, or 12.4%.
Other Income (Loss), Net. Other income (loss), net for the six months ended June 30, 2012 was substantially the loss on heating oil call option crack spread contracts.
Net Income (Loss). Net income was $4.9 million for the six months ended June 30, 2013, compared to a net loss of $79.2 million for the six months ended June 30, 2012, an increase in income of $84.1 million. This increase was attributable to the factors discussed above.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate ("WTI") crude oil and Light Louisiana Sweet ("LLS") crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of the Supply and Offtake Agreement;

•	changes in fuel and utility costs incurred by our facility;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standard, including the availability, cost and price volatility of Renewable Identification Numbers ("RINs");

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors.”
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
10.1
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	August 13, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	August 13, 2013	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	August 13, 2013	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank.

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.