Form 10-Q
period 2013-09-30
Alon Refining Krotz Springs, Inc.
filed 2013-11-13
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of November 1, 2013, 50,111 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$881	$1,107
Accounts and other receivables, net	45,719	38,412
Inventories	56,071	44,796
Prepaid expenses and other current assets	273	2,354
Total current assets	102,944	86,669
Property, plant and equipment, net	336,668	343,321
Other assets, net	19,797	22,368
Total assets	$459,409	$452,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378,432	$380,329
Accrued liabilities	25,756	12,499
Total current liabilities	404,188	392,828
Other non-current liabilities	38,730	29,436
Long-term debt	213,479	211,573
Total liabilities	656,397	633,837
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized: 50,111 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	167,656	167,656
Accumulated other comprehensive income, net of income tax	9,139	1,514
Retained deficit	(373,783)	(350,649)
Total stockholders' equity	(196,988)	(181,479)
Total liabilities and stockholders' equity	$459,409	$452,358

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$734,883	$770,723	$1,935,959	$2,147,904
Operating costs and expenses:
Cost of sales	727,087	698,912	1,848,497	2,010,493
(Gains) losses on commodity swaps	(11,339)	38,856	(21,333)	91,768
Direct operating expenses	24,841	23,930	72,871	70,192
Selling, general and administrative expenses	1,993	1,915	6,448	5,741
Depreciation and amortization	6,855	5,968	19,328	17,886
Total operating costs and expenses	749,437	769,581	1,925,811	2,196,080
Loss on disposition of assets	—	(2,524)	—	(2,524)
Operating income (loss)	(14,554)	(1,382)	10,148	(50,700)
Interest expense	(13,451)	(11,415)	(33,291)	(34,040)
Other income (loss), net	1	1	9	(7,291)
Loss before income tax benefit	(28,004)	(12,796)	(23,134)	(92,031)
Income tax benefit	—	—	—	—
Net loss	$(28,004)	$(12,796)	$(23,134)	$(92,031)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(28,004)	$(12,796)	$(23,134)	$(92,031)
Other comprehensive loss, before tax:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain (loss) arising during period	7,208	(49,061)	28,958	(80,995)
Less: reclassification to earnings - gains (losses) on commodity swaps	11,339	(28,029)	21,333	(43,116)
Net gain (loss)	(4,131)	(21,032)	7,625	(37,879)
Total other comprehensive income (loss), before tax	(4,131)	(21,032)	7,625	(37,879)
Income tax expense related to other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss), net of tax	(4,131)	(21,032)	7,625	(37,879)
Comprehensive loss	$(32,135)	$(33,828)	$(15,509)	$(129,910)

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,134)	$(92,031)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,328	17,886
Amortization of debt issuance costs	1,866	1,667
Amortization of original issuance discount	1,906	1,649
Loss on disposition of assets	—	2,524
Unrealized losses on commodity swaps	—	37,458
Changes in operating assets and liabilities:
Accounts and other receivables, net	999	(16,605)
Inventories	(11,275)	(23,880)
Prepaid expenses and other current assets	2,081	(2,683)
Accounts payable	(1,897)	87,636
Accrued liabilities	14,030	299
Other non-current liabilities	7,840	(1,123)
Net cash provided by operating activities	11,744	12,797
Cash flows from investing activities:
Capital expenditures	(9,028)	(11,998)
Capital expenditures for turnarounds and catalysts	(2,942)	(925)
Net cash used in investing activities	(11,970)	(12,923)
Net decrease in cash and cash equivalents	(226)	(126)
Cash and cash equivalents, beginning of period	1,107	386
Cash and cash equivalents, end of period	$881	$260
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$21,846	$22,967

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
The Company's primary sources of liquidity are cash generated from operating activities, inventory supply and offtake arrangement, other credit lines and additional funding from Alon USA. Accounts payable to Alon USA and its subsidiaries of $313,468 at September 30, 2013, while due on demand, are expected to be paid as funds are available. Future operating results will depend on market factors, primarily the difference between the prices the Company receives from customers for produced products compared to the prices the Company pays to suppliers for crude oil. The Company plans to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above described sources is adequate to operate the refinery.
The Company's refinery average throughput was 62,143 barrels per day for the nine months ended September 30, 2013. Cash flows from operating activities for the nine months ended September 30, 2013 was $11,744.

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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at September 30, 2013 and December 31, 2012:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013
Assets:
Commodity contracts (swaps)	$—	$9,139	$—	$9,139
Liabilities:
Commodity contracts (futures and forwards)	1,109	—	—	1,109
Fair value hedge	—	4,921	—	4,921

As of December 31, 2012
Assets:
Commodity contracts (futures and forwards)	$386	$—	$—	$386
Commodity contracts (swaps)	—	1,514	—	1,514
Liabilities:
Fair value hedge	—	346	—	346

(4)	Derivative Financial Instruments
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
Fair Value Hedge
Fair value hedges are used to hedge price volatility in certain refining inventories and firm commitments to purchase inventories. The level of activity for fair value hedges is based on the level of operating inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized currently in earnings in the same period.
As of September 30, 2013, the Company has accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 394 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of September 30, 2013, the Company has accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 7,200 thousand barrels of crude oil and contract sales volumes of 7,200 thousand barrels of refined products with a remaining contract term of fifteen months. Related to these transactions in Other Comprehensive Income ("OCI"), the Company recognized gains (losses) of $(4,131) and $(21,032) for the three months ended and $7,625 and $(37,879) for the nine months ended September 30, 2013 and 2012, respectively. There were no amounts reclassified from OCI into cost of sales as a result of the discontinuance of cash flow hedge accounting.
For the three and nine months ended September 30, 2013 and 2012, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position:

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$2,072	Accrued liabilities	$(3,181)
Total derivatives not designated as hedging instruments		$2,072		$(3,181)

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$10,593	Other non-current liabilities	$(1,454)
Fair value hedge		—	Other non-current liabilities	(4,921)
Total derivatives designated as hedging instruments		$10,593		$(6,375)
Total derivatives		$12,665		$(9,556)

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$386		$—
Total derivatives not designated as hedging instruments		$386		$—

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$2,287	Accrued liabilities	$(773)
Fair value hedge		—	Other non-current liabilities	(346)
Total derivatives designated as hedging instruments		$2,287		$(1,119)
Total derivatives		$2,673		$(1,119)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The following tables present the effect of derivative instruments on the Company’s statements of operations and accumulated other comprehensive income:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended September 30, 2013
Commodity contracts (swaps)	$(4,131)	Gains (losses) on commodity swaps	$11,339		$—
Total derivatives	$(4,131)		$11,339		$—

For the Three Months Ended September 30, 2012
Commodity contracts (swaps)	$(21,032)	Gains (losses) on commodity swaps	$(28,029)		$—
Total derivatives	$(21,032)		$(28,029)		$—

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Nine Months Ended September 30, 2013
Commodity contracts (swaps)	$7,625	Gains (losses) on commodity swaps	$21,333		$—
Total derivatives	$7,625		$21,333		$—

For the Nine Months Ended September 30, 2012
Commodity contracts (swaps)	$(37,879)	Gains (losses) on commodity swaps	$(43,116)		$—
Total derivatives	$(37,879)		$(43,116)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
Fair value hedge	Cost of sales	$(2,642)	$(700)	$(4,575)	$(700)
Total derivatives		$(2,642)	$(700)	$(4,575)	$(700)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Location	2013	2012	2013	2012
Commodity contracts (futures & forwards)	Cost of sales	$(756)	$2,257	$(1,278)	$10,185
Commodity contracts (swaps)	Gains (losses) on commodity swaps	—	(10,827)	—	(48,652)
Commodity contracts (call options)	Other income (loss), net	—	—	—	(7,297)
Total derivatives		$(756)	$(8,570)	$(1,278)	$(45,764)
Offsetting Assets and Liabilities
The Company's derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives, however the Company does not offset on its balance sheets the fair value amounts recorded for derivative instruments under these agreements.
The following table presents offsetting information regarding the Company's derivatives by type of transaction as of September 30, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of September 30, 2013
Commodity Derivative Assets:
Futures & forwards	$2,072	$—	$2,072	$(2,072)	$—	$—
Swaps	10,593	—	10,593	—	—	10,593
Commodity Derivative Liabilities:
Futures & forwards	$(3,181)	$—	$(3,181)	$2,072	$—	$(1,109)
Swaps	(1,454)	—	(1,454)	—	—	(1,454)

As of December 31, 2012
Commodity Derivative Assets:
Futures & forwards	$386	$—	$386	$—	$—	$386
Swaps	2,287	—	2,287	—	—	2,287
Commodity Derivative Liabilities:
Swaps	$(773)	$—	$(773)	$—	$—	$(773)

(5)	Inventories
The Company’s inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.
Carrying value of inventories consisted of the following:

	September 30, 2013	December 31, 2012
Crude oil, refined products and blendstocks	$17,618	$12,268
Crude oil inventory consigned to others	34,942	29,656
Materials and supplies	3,511	2,872
Total inventories	$56,071	$44,796

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $20,807 and $14,013 at September 30, 2013 and December 31, 2012, respectively.

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
At September 30, 2013 and December 31, 2012, the Company had net current payables to J. Aron for purchases of $41,263 and $27,750, respectively, non-current liabilities related to the original financing of $35,844 and $28,016, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,206 and $6,206, respectively.
Additionally, the Company had current payables of $2,301 and current receivables of $1,565 at September 30, 2013 and December 31, 2012, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
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

(7)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
Refining facilities	$438,559	$429,531
Less: Accumulated depreciation	(101,891)	(86,210)
Property, plant and equipment, net	$336,668	$343,321

(8)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets, Net

	September 30, 2013	December 31, 2012
Deferred turnaround and chemical catalyst cost	$8,579	$9,251
Deferred debt issuance costs	3,019	4,885
Intangible assets	1,993	2,026
Receivable from supply agreements	6,206	6,206
Total other assets	$19,797	$22,368

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	September 30, 2013	December 31, 2012
Accrued Liabilities:
Taxes other than income taxes	$1,370	$1,670
Employee costs	1,448	1,460
Commodity contracts	3,181	773
Accrued finance charges	15,121	7,439
Other	4,636	1,157
Total accrued liabilities	$25,756	$12,499
Other Non-Current Liabilities:
Environmental accrual (Note 11)	$274	$319
Asset retirement obligations	1,158	1,101
Consignment inventory	35,844	28,016
Commodity contracts	1,454	—
Total other non-current liabilities	$38,730	$29,436
Accounts payable includes related parties balance of $313,468 and $294,060 at September 30, 2013 and December 31, 2012, respectively.

(c)	Deferred Income Tax Asset Valuation Allowance
The following table displays the change in deferred income tax asset valuation allowance:

Deferred Income Tax Asset Valuation Allowance
Valuation allowance at December 31, 2012	$130,293
Change in valuation allowance	8,483
Valuation allowance at September 30, 2013	$138,776

(d)	Accumulated Other Comprehensive Income
The following table displays the change in other comprehensive income, net of tax:

	Unrealized Gain on Cash Flow Hedges	Total
Balance at December 31, 2012	$1,514	$1,514
Other comprehensive income, net of tax	7,625	7,625
Balance at September 30, 2013	$9,139	$9,139

(9)	Indebtedness
Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Senior secured notes	$213,479	$211,573
In October 2013, Alon USA made a capital contribution allowing the Company to redeem approximately $140,000 of the principal balance on the 13.50% senior secured notes, leaving a remaining principal balance of approximately $76,500. In addition, Alon USA owns $1,860 of the Company's 13.5% senior secured notes after the date of this redemption.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(10)	Related-Party Transactions
The Company is a subsidiary of Alon USA and is operated as a component of the integrated operations of Alon USA and its other subsidiaries. As such, the executive officers of Alon USA, who are employed by another subsidiary of Alon USA, also serve as executive officers of the Company and Alon USA's other subsidiaries. Alon USA performs general corporate and administrative services and functions for the Company and Alon USA's other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon USA allocates the expenses actually incurred by it in performing these services to the Company and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to the Company's business and affairs relative to the amount of time they devote to the business and affairs of Alon USA's other subsidiaries. The Company records the amount of such allocations to its financial statements as selling, general and administrative expenses. The Company's share of Alon USA's selling, general and administrative expenses were $1,993 and $1,915, for the three months ended September 30, 2013 and 2012, respectively, and $6,448 and $5,741 for the nine months ended September 30, 2013 and 2012, respectively.
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
The Company has accrued environmental remediation obligations recorded as a non-current liability of $274 and $319 at September 30, 2013 and December 31, 2012, respectively.

(12)	Subsequent Events
Repayment of Senior Secured Notes
In October 2013, Alon USA made a capital contribution allowing the Company to redeem approximately $140,000 of the principal balance on the 13.50% senior secured notes, leaving a remaining principal balance of approximately $76,500. In addition, Alon USA owns $1,860 of the Company's 13.5% senior secured notes after the date of this redemption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended September 30, 2013.
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
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI crude oil. We measure the cost of refining LLS crude oil by calculating the difference between the average value of LLS crude oil and the average value of WTI crude oil. A narrowing of this spread can favorably influence the refinery operating margins.
Safety, reliability and the environmental performance of our refinery is critical to our financial performance. The financial impact of planned downtime, such as a turnaround or major maintenance project, is mitigated through a diligent planning process that considers expectations for product availability, margin environment and the availability of resources to perform the required maintenance.
Our results of operations are also significantly affected by our refinery’s operating costs, particularly the cost of natural gas used for fuel and the cost of electricity. Natural gas prices have historically been volatile. Typically, electricity prices fluctuate with natural gas prices.
Factors Affecting Comparability
Our financial condition and operating results over the nine months ended September 30, 2013 and 2012, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the nine months ended September 30, 2013, our refinery was impacted by the unplanned shut down and repair of the reformer unit for approximately one month.
Certain Derivative Impacts
Included in (gains) losses on commodity swaps in the statements of operations for the three and nine months ended September 30, 2013, are total gains of $11.3 million and $21.3 million, respectively, compared to total losses of $38.9 million and $91.8 million for the three and nine months ended September 30, 2012, respectively.
Included in other income (loss), net in the statements of operations, are losses on heating oil call option crack spread contracts of $7.3 million for the nine months ended September 30, 2012.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three and nine months ended September 30, 2013 and 2012. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$734,883	$770,723	$1,935,959	$2,147,904
Operating costs and expenses:
Cost of sales	727,087	698,912	1,848,497	2,010,493
(Gains) losses on commodity swaps	(11,339)	38,856	(21,333)	91,768
Direct operating expenses	24,841	23,930	72,871	70,192
Selling, general and administrative expenses	1,993	1,915	6,448	5,741
Depreciation and amortization	6,855	5,968	19,328	17,886
Total operating costs and expenses	749,437	769,581	1,925,811	2,196,080
Loss on disposition of assets	—	(2,524)	—	(2,524)
Operating income (loss)	(14,554)	(1,382)	10,148	(50,700)
Interest expense	(13,451)	(11,415)	(33,291)	(34,040)
Other income (loss), net (1)	1	1	9	(7,291)
Loss before income tax benefit	(28,004)	(12,796)	(23,134)	(92,031)
Income tax benefit	—	—	—	—
Net loss	$(28,004)	$(12,796)	$(23,134)	$(92,031)
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (2)	$1.23	$11.28	$5.16	$7.55
Refinery direct operating expense (3)	3.91	3.76	4.30	3.86
Capital expenditures	$1,914	$6,075	$9,028	$11,998
Capital expenditures for turnaround and chemical catalyst	14	162	2,942	925
PRICING STATISTICS:
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$6.58	$15.91	$6.30	$12.05
WTI crude oil (per barrel)	$105.82	$92.09	$98.14	$96.17
LLS crude oil (per barrel)	108.07	102.54	109.61	111.81
Crude oil differentials (per barrel):
LLS less WTI	$6.60	$15.02	$13.91	$15.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.78	$2.89	$2.77	$2.89
Gulf Coast high sulfur diesel	2.89	2.97	2.87	2.99
Natural gas (per MMBtu)	3.56	2.89	3.69	2.58

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	bpd	%	bpd	%	bpd	%	bpd	%
Refinery throughput:
WTI Crude	32,801	47.5	23,159	33.5	29,677	47.8	16,640	25.1
Gulf Coast sweet crude	34,639	50.1	45,925	66.3	30,805	49.5	49,381	74.3
Blendstocks	1,629	2.4	141	0.2	1,661	2.7	392	0.6
Total refinery throughput (4)	69,069	100.0	69,225	100.0	62,143	100.0	66,413	100.0
Refinery production:
Gasoline	32,402	46.1	28,693	41.1	27,363	43.2	27,170	40.5
Diesel/jet	29,449	41.8	28,184	40.2	25,392	40.0	28,056	41.8
Heavy Oils	1,293	1.8	2,554	3.6	1,194	1.9	2,737	4.1
Other	7,282	10.3	10,605	15.1	9,454	14.9	9,162	13.6
Total refinery production (5)	70,426	100.0	70,036	100.0	63,403	100.0	67,125	100.0
Refinery utilization (6)		81.2%		83.1%		74.8%		79.4%

(1)	Other income (loss), net for the nine months ended September 30, 2012 is substantially the loss on heating oil call option crack spread contracts.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Sales. Net sales for the three months ended September 30, 2013, were $734.9 million, compared to $770.7 million for the three months ended September 30, 2012, a decrease of $35.8 million. The decrease was primarily due to lower refined product prices in the three months ended September 30, 2013 compared to the same period last year. The average per gallon price of Gulf Coast gasoline for the three months ended September 30, 2013, decreased $0.11, or 3.8%, to $2.78, compared to $2.89 for the three months ended September 30, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended September 30, 2013, decreased $0.08, or 2.7%, to $2.89, compared to $2.97 for the three months ended September 30, 2012.
Cost of Sales. Cost of sales for the three months ended September 30, 2013, were $727.1 million, compared to $698.9 million for the three months ended September 30, 2012, an increase of $28.2 million. This increase was primarily due to an increase in the cost of LLS crude oil and WTI crude oil. The average price per barrel of LLS for the three months ended September 30, 2013, increased $5.53 per barrel, or 5.4%, to an average of $108.07 per barrel, compared to an average of $102.54 per barrel for the three months ended September 30, 2012. The average price per barrel of WTI for the three months ended September 30, 2013 increased $13.73 per barrel to an average of $105.82 per barrel, or 14.9%, compared to an average of $92.09 per barrel for the three months ended September 30, 2012.
Direct Operating Expenses. Direct operating expenses were $24.8 million for the three months ended September 30, 2013, compared to $23.9 million for the three months ended September 30, 2012, an increase of $0.9 million, or 3.8%. This increase was primarily due to higher utilities costs and catalyst expenditures.
Operating Loss. Operating loss for the three months ended September 30, 2013, was $14.6 million, compared to $1.4 million for the three months ended September 30, 2012, an increase in loss of $13.2 million. This increase in loss was primarily due to lower refinery operating margin, partially offset by gains on commodity swaps of $11.3 million for the three months ended September 30, 2013 compared to losses on commodity swaps of $38.9 million for the three months ended September 30, 2012.
The refinery operating margin for the three months ended September 30, 2013 was $1.23 per barrel compared to $11.28 per barrel for the same period last year. This decrease was primarily due to lower Gulf Coast 2/1/1 crack spreads, partially offset by increased utilization of lower cost WTI priced crudes during the three months ended September 30, 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended September 30, 2013 was $6.58 per barrel compared to $15.91 per barrel for the three months ended September 30, 2012. We increased our utilization of WTI priced crudes from 33.5% of total throughput for the three months ended September 30, 2012 to 47.5% for the three months ended September 30, 2013. Negatively impacting this higher utilization of WTI priced crudes was the reduction of the LLS to WTI spread from $15.02 per barrel for the three months ended September 30, 2012 to $6.60 per barrel for the three months ended September 30, 2013. Additionally, operating loss and refinery operating margin were impacted by approximately $1.5 million of costs related to environmental compliance obligations for the three months ended September 30, 2013.
Interest Expense. Interest expense was $13.5 million for the three months ended September 30, 2013, compared to $11.4 million for the three months ended September 30, 2012, an increase of $2.1 million, or 18.4%. This increase was primarily due to higher financing charges associated with crude oil purchases.
Net Loss. Net loss was $28.0 million for the three months ended September 30, 2013, compared to $12.8 million for the three months ended September 30, 2012, an increase in loss of $15.2 million, or 118.8%. This increase was attributable to the factors discussed above.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Sales. Net sales for the nine months ended September 30, 2013 were $1,936.0 million, compared to $2,147.9 million for the nine months ended September 30, 2012, a decrease of $211.9 million. This decrease was due to reduced refinery throughput as well as lower refined product prices in the nine months ended September 30, 2013 compared to the same period last year. Refinery throughput for the nine months ended September 30, 2013 was 62,143 barrels per day, compared to 66,413 barrels per day for the nine months ended September 30, 2012. Our refinery throughput for the nine months ended September 30, 2013 was impacted by the unplanned shut down and repair of the reformer unit for approximately one month during the nine months ended September 30, 2013. The average per gallon price of Gulf Coast gasoline for the nine months ended September 30, 2013 decreased $0.12, or 4.2%, to $2.77, compared to $2.89 for the nine months ended September 30, 2012. The average per gallon price for Gulf Coast high sulfur diesel for the nine months ended September 30, 2013 decreased $0.12, or 4.0%, to $2.87, compared to $2.99 for the nine months ended September 30, 2012.
Cost of Sales. Cost of sales for the nine months ended September 30, 2013 were $1,848.5 million, compared to $2,010.5 million for the nine months ended September 30, 2012, a decrease of $162.0 million. This decrease was primarily due to reduced refinery throughput and lower LLS crude oil prices, partially offset by higher WTI crude oil prices. The average price per barrel of LLS for the nine months ended September 30, 2013, decreased $2.20 per barrel, or 2.0% to an average of $109.61 per barrel, compared to an average of $111.81 per barrel for the nine months ended September 30, 2012. The average price per barrel of WTI for the nine months ended September 30, 2013 increased $1.97 per barrel to an average of $98.14 per barrel, or 2.0%, compared to an average of $96.17 per barrel for the nine months ended September 30, 2012.
Direct Operating Expenses. Direct operating expenses were $72.9 million for the nine months ended September 30, 2013, compared to $70.2 million for the nine months ended September 30, 2012, an increase of $2.7 million, or 3.8%. This increase was primarily due to higher natural gas costs.
Operating Income (Loss). Operating income for the nine months ended September 30, 2013 was $10.1 million, compared to an operating loss of $50.7 million for the nine months ended September 30, 2012, an increase of $60.8 million. This increase was primarily due to gains on commodity swaps of $21.3 million for the nine months ended September 30, 2013 compared to losses on commodity swaps of $91.8 million for the nine months ended September 30, 2012, partially offset by lower refinery operating margin.
The refinery operating margin for the nine months ended September 30, 2013 was $5.16 per barrel compared to $7.55 per barrel for the same period last year. This decrease was primarily due to lower Gulf Coast 2/1/1 high sulfur diesel crack spreads, partially offset by increased utilization of lower cost WTI priced crudes during the nine months ended September 30, 2013. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the nine months ended September 30, 2013 was $6.30 per barrel, compared to $12.05 per barrel for the nine months ended September 30, 2012. We increased our utilization of WTI priced crudes from 25.1% of total throughput for the nine months ended September 30, 2012 to 47.8% for the nine months ended September 30, 2013. Negatively impacting this higher utilization of WTI priced crudes was the reduction of the LLS to WTI spread from $15.25 per barrel for the nine months ended September 30, 2012 to $13.91 per barrel for the nine months ended September 30, 2013. Additionally, operating income and refinery operating margin were impacted by approximately $3.2 million of costs related to environmental compliance obligations for the nine months ended September 30, 2013.
Interest Expense. Interest expense was $33.3 million for the nine months ended September 30, 2013, compared to $34.0 million for the nine months ended September 30, 2012, a decrease of $0.7 million, or 2.1%.
Other Income (Loss), Net. Other income (loss), net for the nine months ended September 30, 2012 was substantially the loss on heating oil call option crack spread contracts.
Net Loss. Net loss was $23.1 million for the nine months ended September 30, 2013, compared to $92.0 million for the nine months ended September 30, 2012, a decrease in loss of $68.9 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangement, credit lines and additional funding from Alon USA. Accounts payable to Alon USA and its subsidiaries of $313.5 million at September 30, 2013, while due on demand, are expected to be paid as funds are available. Future operating results will depend on market factors, primarily the difference between the prices we receive from customers for produced products compared to the prices we pay to suppliers for crude oil. We plan to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above described sources is adequate to operate the refinery.
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

•	changes in fuel and utility costs incurred by our facility;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standard, including the availability, cost and price volatility of Renewable Identification Numbers;

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors.”
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
10.1
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2013, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	November 13, 2013	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	November 13, 2013	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	November 13, 2013	By:	/s/ Shai Even
Shai Even
Chief Financial Officer

EXHIBITS

Exhibit
Number	Description of Exhibit
10.1
Second Amendment to Credit Agreement, dated as of July 31, 2013, to the Credit Agreement, dated May 28, 2010, by and between Alon Refining Krotz Springs, Inc., and Goldman Sachs Bank USA, as Issuing Bank (incorporated by reference to Exhibit 10.2 to Form 10-Q, filed by the Company on August 9, 2013, SEC File No. 001-32567).

31.1	Certifications of Chief Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.