Form 10-Q
period 2014-03-31
Alon Refining Krotz Springs, Inc.
filed 2014-05-15
CIK 1479142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant is a subsidiary of Alon USA Energy, Inc., a Delaware corporation, and there is no market for the registrant's common stock. As of May 1, 2014, 50,111 shares of the registrant's Class A Common stock, par value $0.01, and 90 shares of the registrant's Class B Common stock, par value $0.01, were outstanding.
The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALON REFINING KROTZ SPRINGS, INC.
BALANCE SHEETS
(dollars in thousands except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,022	$—
Accounts and other receivables, net	21,507	30,431
Inventories	50,629	37,906
Prepaid expenses and other current assets	548	315
Total current assets	73,706	68,652
Property, plant and equipment, net	330,171	333,599
Other assets, net	15,361	16,600
Total assets	$419,238	$418,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,729	$355,732
Accrued liabilities	19,373	29,784
Current portion of long-term debt	75,928	75,684
Total current liabilities	439,030	461,200
Other non-current liabilities	34,819	37,039
Total liabilities	473,849	498,239
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Common stock, par value $0.01, 75,000 shares authorized; 50,111 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Class B Common stock, par value $0.01, 1,000 shares authorized; 90 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	312,381	312,381
Accumulated other comprehensive income (loss), net of income tax	1,875	(29,982)
Retained deficit	(368,867)	(361,787)
Total stockholders' equity	(54,611)	(79,388)
Total liabilities and stockholders' equity	$419,238	$418,851

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Net sales	$636,031	$620,281
Operating costs and expenses:
Cost of sales	601,003	551,180
Direct operating expenses	25,484	23,267
Selling, general and administrative expenses	2,007	2,098
Depreciation and amortization	6,799	6,026
Total operating costs and expenses	635,293	582,571
Operating income	738	37,710
Interest expense	(7,824)	(10,196)
Other income, net	6	7
Income (loss) before income tax expense	(7,080)	27,521
Income tax expense	—	—
Net income (loss)	$(7,080)	$27,521

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(7,080)	$27,521
Other comprehensive income:
Commodity contracts designated as cash flow hedges:
Unrealized holding gain arising during period	23,582	9,381
Loss reclassified to earnings - cost of sales	—	24
Amortization of unrealized loss on de-designated cash flow hedges - cost of sales	8,275	—
Net gain, before tax	31,857	9,405
Income tax expense	—	—
Total other comprehensive income, net of tax	31,857	9,405
Comprehensive income	$24,777	$36,926

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC. STATEMENTS OF CASH FLOWS (unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,080)	$27,521
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,799	6,026
Amortization of debt issuance costs	240	587
Amortization of original issuance discount	244	607
Unrealized loss on commodity swaps	6,606	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	9,676	6,977
Inventories	(12,723)	(11,354)
Prepaid expenses and other current assets	(233)	591
Accounts payable	(12,003)	(40,948)
Accrued liabilities	4,917	9,347
Other non-current liabilities	6,951	5,176
Net cash provided by operating activities	3,394	4,530
Cash flows from investing activities:
Capital expenditures	(1,997)	(2,262)
Capital expenditures for turnarounds and catalysts	(375)	(2,427)
Net cash used in investing activities	(2,372)	(4,689)
Net increase (decrease) in cash and cash equivalents	1,022	(159)
Cash and cash equivalents, beginning of period	—	1,107
Cash and cash equivalents, end of period	$1,022	$948
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$6,201	$1,670

The accompanying notes are an integral part of these financial statements.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollars in thousands except as noted)

(1)	Basis of Presentation
As used in this report, the terms "the Company," "we," "us" or "our" refer to Alon Refining Krotz Springs, Inc., a subsidiary of Alon USA Energy, Inc. References in this report to "Alon Energy" or "Parent" refer collectively to Alon USA Energy, Inc. and any of its subsidiaries, other than Alon Refining Krotz Springs, Inc.
These financial statements and notes are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.
In the opinion of our management, the information included in these financial statements reflects all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Certain prior year balances may have been aggregated or disaggregated in order to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the operating results that may be obtained for the year ending December 31, 2014.
The balance sheet as of December 31, 2013, has been derived from the audited financial statements as of that date. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	Operating Results and Liquidity
Our refinery average throughput was 62,067 barrels per day for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2014 was $3,394.
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangements, credit lines and additional funding from Alon Energy. Accounts payable to Alon Energy and its subsidiaries of $273,144 at March 31, 2014, while due on demand, are expected to be paid as funds are available. Future operating results will depend on market factors, primarily the difference between the prices we receive from customers for produced products compared to the prices we pay to suppliers for crude oil. We plan to continue to operate the refinery at current or higher utilization rates as long as the refinery is able to generate cash operating margin. Management believes its current liquidity from the above described sources is adequate to operate the refinery.
We have senior secured notes due October 2014 with an outstanding balance (net of unamortized discount) of $75,928 at March 31, 2014. We plan to repay this outstanding balance using cash from operating activities and funding from Alon Energy. As an alternative, we would consider the issuance of new debt to allow for the repayment of the outstanding senior secured notes balance.

(3)	Fair Value
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

The carrying amounts of our cash and cash equivalents, receivables, payables and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The reported amounts of long-term debt approximate fair value. Derivative instruments are carried at fair value, which are based on quoted market prices. Derivative instruments and the Renewable Identification Numbers ("RINs") obligation are our only assets and liabilities measured at fair value on a recurring basis.
The RINs obligation represents the period-end deficit for the purchase of RINs to satisfy the requirement to blend biofuels into the products we have produced. Our RINs obligation is based on the RINs deficit and the market price of those RINs as of the balance sheet date. The RINs obligation is categorized as level 2 of the fair value hierarchy and is measured at fair value using the market approach based on quoted prices from an independent pricing service.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Liabilities:
Commodity contracts (futures and forwards)	$419	$—	$—	$419
Commodity contracts (swaps)	—	1,644	—	1,644
Fair value hedge	—	3,503	—	3,503
RINs obligation	—	5,087	—	5,087

As of December 31, 2013
Liabilities:
Commodity contracts (futures and forwards)	$310	$—	$—	$310
Commodity contracts (swaps)	—	15,328	11,569	26,897
Fair value hedge	—	2,676	—	2,676
Level 3 Financial Instruments
As of December 31, 2013, we had commodity price swap contracts related to forecasted sales of jet fuel and forecasted purchases of crude oil for which quoted forward market prices were not readily available. The forward rate used to value these commodity price swaps was derived using a projected forward rate using quoted market rates for similar products, adjusted for product grade differentials, a level 3 input. As quoted forward market prices for these commodities became available during the three months ended March 31, 2014, we reclassified the related financial liability to level 2.
The following table presents the changes in fair value of our level 3 assets and liabilities (all related to commodity price swap contracts) for the three months ended March 31, 2014:

For the Three Months Ended
March 31, 2014
Balance at beginning of period	$(11,569)
Change in fair value of level 3 trades open at the beginning of the period	—
Fair value of trades entered into during the period	—
Fair value of reclassification from level 3 to level 2	11,569
Settlement value of contractual maturities - Recognized in cost of sales	—
Balance at end of period	$—

(4)	Derivative Financial Instruments
Mark to Market
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

Fair Value Hedge
Fair value hedges are used to hedge price volatility of certain refining inventories and firm commitments to purchase inventories. The gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in earnings in the same period.
As of March 31, 2014, we have accounted for certain commodity contracts as fair value hedges with contract purchase volumes of 350 thousand barrels of crude oil with remaining contract terms through May 2019.
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
Commodity Derivatives. As of March 31, 2014, we have accounted for certain commodity swap contracts as cash flow hedges with total contract purchase volumes of 5,220 thousand barrels of crude oil and net contract sales volumes of 5,220 thousand barrels of refined products with a remaining contract term of twenty-one months. Related to these transactions in Other Comprehensive Income ("OCI"), we recognized unrealized gains of $31,857 and $9,405 for the three months ended March 31, 2014 and 2013, respectively.
In November 2013, we elected to de-designate certain commodity swap contracts that were previously designated as cash flow hedges. Consequently, hedge accounting was discontinued for the commodity swap contracts and prospectively all changes in fair value were recorded in cost of sales in the statements of operations. The commodity derivative contracts were subsequently re-designated as cash flow hedges as of December 31, 2013 on a product basis. As of March 31, 2014, we have unrealized losses of $21,707 classified in OCI that related to the application of hedge accounting prior to de-designation that will be recorded into earnings as the underlying forecasted transactions occur through the remainder of 2014. During the three months ended March 31, 2014, we reclassified $8,275 of losses related to these de-designated cash flow hedges from OCI into cost of sales.
For the three months ended March 31, 2014 and 2013, there was no hedge ineffectiveness recognized in income. No component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness.
The following table presents the effect of derivative instruments on the statements of financial position:

	As of March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$358	Accrued liabilities	$777
Commodity contracts (swaps)	Accounts receivable	(790)		—
Total derivatives not designated as hedging instruments		$(432)		$777

Derivatives designated as hedging instruments:
Commodity contracts (swaps)	Accounts receivable	$1,544	Other non-current liabilities	$2,398
Fair value hedge		—	Other non-current liabilities	3,503
Total derivatives designated as hedging instruments		1,544		5,901
Total derivatives		$1,112		$6,678

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts (futures and forwards)	Accounts receivable	$607	Accrued liabilities	$917
Total derivatives not designated as hedging instruments		$607		$917

Derivatives designated as hedging instruments:
Commodity contracts (swaps)		$—	Accrued liabilities	$15,328
Commodity contracts (swaps)		—	Other non-current liabilities	11,569
Fair value hedge		—	Other non-current liabilities	2,676
Total derivatives designated as hedging instruments		—		29,573
Total derivatives		$607		$30,490
The following tables present the effect of derivative instruments on the statements of operations and accumulated other comprehensive income:
Derivatives designated as hedging instruments:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount
For the Three Months Ended March 31, 2014
Commodity contracts (swaps)	$31,857	Cost of sales	$(8,275)		$—
Total derivatives	$31,857		$(8,275)		$—

For the Three Months Ended March 31, 2013
Commodity contracts (swaps)	$9,405	Cost of sales	$(24)		$—
Total derivatives	$9,405		$(24)		$—
Derivatives in fair value hedging relationships:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2014	2013
Fair value hedge	Cost of sales	$(827)	$(1,928)
Total derivatives		$(827)	$(1,928)

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Derivatives not designated as hedging instruments:

		Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31,
	Location	2014	2013
Commodity contracts (futures & forwards)	Cost of sales	$1,401	$(2,202)
Commodity contracts (swaps)	Cost of sales	2,037	—
Total derivatives		$3,438	$(2,202)
Offsetting Assets and Liabilities
Our derivative financial instruments are subject to master netting arrangements to manage counterparty credit risk associated with derivatives and we offset the fair value amounts recorded for derivative instruments to the extent possible under these agreements on our balance sheets.
The following table presents offsetting information regarding our derivatives by type of transaction as of March 31, 2014 and December 31, 2013:

	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Pledged
As of March 31, 2014
Commodity Derivative Assets:
Futures & forwards	$496	$(138)	$358	$(358)	$—	$—
Swaps	1,544	(790)	754	(754)	—	—
Commodity Derivative Liabilities:
Futures & forwards	$915	$(138)	$777	$(358)	$—	$419
Swaps	3,188	(790)	2,398	(754)	—	1,644
Fair value hedge	3,503	—	3,503	—	—	3,503

As of December 31, 2013
Commodity Derivative Assets:
Futures & forwards	$747	$(140)	$607	$(607)	$—	$—
Commodity Derivative Liabilities:
Futures & forwards	$1,057	$(140)	$917	$(607)	$—	$310
Swaps	26,897	—	26,897	—	—	26,897
Fair value hedge	2,676	—	2,676	—	—	2,676
Compliance Program Market Risk
We are obligated by government regulations to blend a certain percentage of biofuels into the products we produce that are consumed in the U.S. We purchase biofuels from third parties and blend those biofuels into our products, and each gallon of biofuel purchased includes a RIN. To the degree we are unable to blend biofuels at the required percentage, a RINs deficit is generated and we must acquire that number of RINs by the annual reporting deadline in order to remain in compliance with applicable regulations.
We are exposed to market risk related to the volatility in the price of RINs needed to comply with these government regulations. We manage this risk by purchasing biofuel RINs when prices are deemed favorable utilizing fixed price purchase contracts. Some of these contracts are derivative instruments; however, we elect the normal purchase and sale exception and do not record these contracts at their fair values. The cost of meeting our obligations under these compliance programs was $5,087 for the three months ended March 31, 2014. This amount is reflected in cost of sales. Our refinery received an exemption from the Renewable Fuel Standard 2 requirements for 2013 and as a result, we did not record costs associated with RINs.

(5)	Inventories
Our inventories (including inventory consigned to others) are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for crude oil, refined products and blendstock inventories. Materials and supplies are stated at average cost.

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

Carrying value of inventories consisted of the following:

	March 31, 2014	December 31, 2013
Crude oil, refined products and blendstocks	$15,789	$11,710
Crude oil inventory consigned to others (Note 6)	30,984	22,545
Materials and supplies	3,856	3,651
Total inventories	$50,629	$37,906
Market values of crude oil, refined products and blendstock inventories exceeded LIFO costs by $16,718 and $13,600 at March 31, 2014 and December 31, 2013, respectively.

(6)	Inventory Financing Agreement
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
The Supply and Offtake Agreement also provided for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage tanks located at our refinery, and to identify prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreement has an initial term that expires in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreement prior to the initial term beginning in May 2016 and upon each anniversary thereof, on six months prior notice. We may elect to terminate in May 2018 on six months prior notice.
Following the expiration or termination of the Supply and Offtake Agreement, we are obligated to purchase the crude oil and refined product inventories then owned by J. Aron and located at the refinery.
At March 31, 2014 and December 31, 2013, we had net current payables to J. Aron for purchases of $30,789 and $32,081, respectively, other non-current liabilities related to the original financing of $30,961 and $24,022, respectively, and a consignment inventory receivable representing a deposit paid to J. Aron of $6,206 and $6,206, respectively.
Additionally, we had net current receivables of $139 and net current payables of $990 at March 31, 2014 and December 31, 2013, respectively, for forward commitments related to month-end consignment inventory target levels differing from projected levels and the associated pricing with these inventory level differences.
In association with the Supply and Offtake Agreement, we entered into a secured Credit Agreement (the “Standby LC Facility”) by and between the Company, as Borrower, and Goldman Sachs Bank USA, as Issuing Bank. The Standby LC Facility provides for up to $200,000 of letters of credit to be issued to J. Aron. Obligations under the Standby LC Facility are secured by a first priority lien on our existing and future accounts receivable and inventory. The Standby LC Facility includes customary events of default and restrictions on our activities. The Standby LC Facility contains no maintenance financial covenants. At this time there is no further availability under the Standby LC Facility. The Standby LC Facility matures in July 2016.

(7)	Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
Refining facilities	$443,149	$441,152
Accumulated depreciation	(112,978)	(107,553)
Property, plant and equipment, net	$330,171	$333,599

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(8)	Additional Financial Information
The tables that follow provide additional financial information related to the financial statements.

(a)	Other Assets, Net

	March 31, 2014	December 31, 2013
Deferred turnaround and catalyst cost	$6,597	$7,585
Deferred debt issuance costs	586	826
Intangible assets	1,972	1,983
Long-term receivables	6,206	6,206
Total other assets	$15,361	$16,600

(b)	Accrued Liabilities, Other Non-Current Liabilities and Accounts Payable

	March 31, 2014	December 31, 2013
Accrued Liabilities:
Taxes other than income taxes	$768	$568
Employee costs	1,315	1,280
Commodity contracts	777	16,245
Accrued finance charges	4,733	3,597
Environmental compliance obligation	5,087	—
Other	6,693	8,094
Total accrued liabilities	$19,373	$29,784

Other Non-Current Liabilities:
Environmental accrual (Note 11)	$262	$271
Asset retirement obligations	1,198	1,177
Consignment inventory obligation	30,961	24,022
Commodity contracts	2,398	11,569
Total other non-current liabilities	$34,819	$37,039
Accounts payable includes related parties balance of $273,144 and $290,785 at March 31, 2014 and December 31, 2013, respectively.

(c)	Deferred Income Tax Asset Valuation Allowance
The following table displays the change in deferred income tax asset valuation allowance:

Deferred Income Tax Asset Valuation Allowance
Valuation allowance at December 31, 2013	$134,251
Change in valuation allowance	2,606
Valuation allowance at March 31, 2014	$136,857

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(d)	Accumulated Other Comprehensive Income (Loss)
The following table displays the change in other comprehensive income (loss), net of tax:

	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at December 31, 2013	$(29,982)	$(29,982)
Other comprehensive income before reclassifications	23,582	23,582
Amounts reclassified from accumulated other comprehensive income (loss)	8,275	8,275
Net current-period other comprehensive income	31,857	31,857
Balance at March 31, 2014	$1,875	$1,875

(9)	Indebtedness
Debt consisted of the following:

	March 31, 2014	December 31, 2013
Senior secured notes, net of discount	$75,928	$75,684
At March 31, 2014, the 13.50% senior secured notes ("Senior Secured Notes") due October 2014 had an outstanding balance of $75,928.
In May 2014, Alon Energy made a capital contribution allowing us to redeem $40,000 of the principal balance on our Senior Secured Notes, reducing the principal balance to approximately $36,500. In addition, Alon Energy owns $900 of our Senior Secured Notes after the date of this redemption.

(10)	Related-Party Transactions
We are a subsidiary of Alon Energy and we are operated as a component of the integrated operations of Alon Energy and its other subsidiaries. As such, the executive officers of Alon Energy, who are employed by another subsidiary of Alon Energy, also serve as our executive officers as well as Alon Energy’s other subsidiaries. Alon Energy performs general corporate and administrative services and functions for us and Alon Energy’s other subsidiaries, which include accounting, treasury, cash management, tax, information technology, insurance administration and claims processing, legal, environmental, risk management, audit, payroll and employee benefit processing, and internal audit services. Alon Energy allocates the expenses actually incurred in performing these services to us and to its other subsidiaries based primarily on the amount of time the individuals performing such services devote to our business and affairs relative to the amount of time they devote to the business and affairs of Alon Energy’s other subsidiaries. We record the amount of such allocations in our financial statements as selling, general and administrative expenses. Our share of Alon Energy’s selling, general and administrative expenses were $2,007 and $2,098 for the three months ended March 31, 2014 and 2013, respectively.
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

ALON REFINING KROTZ SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(unaudited, dollars in thousands except as noted)

(b)	Contingencies
We are involved in various legal actions arising in the ordinary course of business. We believe the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

(c)	Environmental
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
We have accrued environmental remediation obligations recorded as a non-current liability of $262 and $271 at March 31, 2014 and December 31, 2013, respectively.

(12)	Subsequent Event
Repayment of Senior Secured Notes
In May 2014, Alon Energy made a capital contribution allowing us to redeem $40,000 of the principal balance on our Senior Secured Notes due October 2014, reducing the principal balance to approximately $36,500. In addition, Alon Energy owns approximately $900 of our Senior Secured Notes after the date of this redemption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with the accompanying quarterly unaudited financial statements and our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our Annual Report includes additional information about our significant accounting policies, practices and transactions that underlie our financial results. For additional information, including information regarding outlook, liquidity, capital resources, contractual obligations, and critical accounting estimates, see the Quarterly Report on Form 10-Q of our parent, Alon USA Energy, Inc. for the quarter ended March 31, 2014.
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
Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•	changes in general economic conditions and capital markets;

•	changes in the underlying demand for our products;

•	the availability, costs and price volatility of crude oil, other refinery feedstocks and refined products;

•	changes in the spread between West Texas Intermediate ("WTI") Cushing crude oil and Light Louisiana Sweet ("LLS") crude oil;

•	changes in the spread between WTI Cushing crude oil and WTI Midland crude oil;

•	changes in the spread between Brent crude oil and WTI Cushing crude oil;

•	changes in the spread between Brent crude oil and LLS crude oil;

•	the effects of transactions involving forward contracts and derivative instruments;

•	actions of customers and competitors;

•
termination of our Supply and Offtake Agreement with J. Aron & Company (“J. Aron”), under which J. Aron is our largest supplier of crude oil and our largest customer of refined products. Additionally, we are obligated to repurchase all consigned inventories and certain other inventories upon termination of the Supply and Offtake Agreement;

•	changes in fuel and utility costs incurred by our facility;

•	disruptions due to equipment interruption, pipeline disruptions or failure at our or third-party facilities;

•	the execution of planned capital projects;

•	adverse changes in the credit ratings assigned to our trade credit and debt instruments;

•	the effects of and cost of compliance with the Renewable Fuel Standard 2 ("RFS2"), including the availability, cost and price volatility of Renewable Identification Numbers ("RINs");

•	the effects of and cost of compliance with current and future state and federal environmental, economic, safety and other laws, policies and regulations;

•	operating hazards, natural disasters such as flooding, casualty losses and other matters beyond our control;

•	the effect of any national or international financial crisis on our business and financial condition; and

•	the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors.”
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
In order to measure our operating performance, we compare our per barrel refinery operating margins to certain industry benchmarks. We compare our refinery’s per barrel operating margin to the Gulf Coast 2/1/1 high sulfur diesel crack spread. A Gulf Coast 2/1/1 high sulfur diesel crack spread is calculated assuming that two barrels of LLS crude oil are converted into one barrel of Gulf Coast conventional gasoline and one barrel of Gulf Coast high sulfur diesel.
Our refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of light, high-value refined products. Sweet crude oil typically comprises 100% of our refinery’s crude oil input. This input is primarily comprised of LLS crude oil and WTI Midland priced crude oil.
In addition, we have been able to capitalize on the oversupply of West Texas crudes in Midland, the largest origination terminal for West Texas crude oil, resulting from increased production in the Permian Basin coupled with infrastructure constraints in Cushing, Oklahoma. Although West Texas crudes are typically transported to Cushing for sale, current logistical and infrastructure constraints at Cushing are limiting the ability of Permian Basin producers to transport their production to Cushing. The resulting oversupply of West Texas crudes at Midland has depressed Midland crude prices and enabled us to obtain an increased portion of our crude supply at discounted prices to Cushing. Moreover, by sourcing West Texas crude oils at Midland, we are able to eliminate the cost of transporting crude to and from Cushing. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil. A widening of the WTI Cushing less WTI Midland spread can favorably influence the operating margin for our refinery.
Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices set product prices in the U.S. As a result, our refinery is influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing can favorably influence our refinery operating margin.
Our refinery is also influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A widening of the spread between Brent and LLS can favorably influence our refinery operating margin.
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

Factors Affecting Comparability
Our financial condition and operating results over the three months ended March 31, 2014 and 2013, have been influenced by the following factors which are fundamental to understanding comparisons of our period-to-period financial performance.
Maintenance and Reduced Crude Oil Throughput
During the three months ended March 31, 2014, our refinery was shut down for crude unit maintenance which was the primary reason refinery utilization was 80.7%.
During the three months ended March 31, 2013, our refinery was shut down for crude unit maintenance and reformer catalyst regeneration which resulted in refinery utilization of 80.5%.
Certain Derivative Impacts
Included in the statements of operations in cost of sales for the three months ended March 31, 2014, are total losses on commodity swaps of $6.2 million.
Renewable Fuels Standard 2
We are subject to the RFS2 requirement to blend biofuels in the products we produce and to the degree we are unable to blend at the required percentage, a RINs deficit is created and we must acquire that number of RINs by the annual reporting deadline in order to remain in compliance with applicable regulations. Our refinery had RINs costs of $5.1 million for the first quarter of 2014. Our refinery received an exemption from the RFS2 requirements for 2013 and as a result did not record costs associated with RINs.

ALON REFINING KROTZ SPRINGS, INC.
Summary Financial Tables. The following tables provide summary financial data and selected key operating statistics for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is unaudited.

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except per barrel data and pricing statistics)
STATEMENTS OF OPERATIONS DATA:
Net sales	$636,031	$620,281
Operating costs and expenses:
Cost of sales	601,003	551,180
Direct operating expenses	25,484	23,267
Selling, general and administrative expenses	2,007	2,098
Depreciation and amortization	6,799	6,026
Total operating costs and expenses	635,293	582,571
Operating income	738	37,710
Interest expense	(7,824)	(10,196)
Other income, net	6	7
Income (loss) before income tax expense	(7,080)	27,521
Income tax expense	—	—
Net income (loss)	$(7,080)	$27,521
KEY OPERATING STATISTICS:
Per barrel of throughput:
Refinery operating margin (1)	$7.39	$13.14
Refinery direct operating expense (2)	4.56	4.42
OTHER DATA:
Capital expenditures	$1,997	$2,262
Capital expenditures for turnaround and catalyst	375	2,427
PRICING STATISTICS:
Crack spreads (2/1/1) (per barrel):
Gulf Coast high sulfur diesel	$10.75	$8.20
WTI Cushing crude oil (per barrel)	$98.65	$94.27
Crude oil differentials (per barrel):
WTI Cushing less WTI Midland	$3.54	$7.72
LLS less WTI Cushing	6.00	20.22
Brent less LLS	4.80	(0.33)
Brent less WTI Cushing	10.46	19.25
Product price (dollars per gallon):
Gulf Coast unleaded gasoline	$2.66	$2.84
Gulf Coast high sulfur diesel	2.84	3.01
Natural gas (per MMBtu)	4.72	3.48

THROUGHPUT AND PRODUCTION DATA:	For the Three Months Ended
	March 31,
	2014		2013
	bpd	%	bpd	%
Refinery throughput:
WTI Crude	24,040	38.7	25,083	43.0
Gulf Coast sweet crude	35,710	57.6	31,516	53.9
Blendstocks	2,317	3.7	1,840	3.1
Total refinery throughput (3)	62,067	100.0	58,439	100.0
Refinery production:
Gasoline	30,888	48.9	26,916	45.0
Diesel/jet	25,873	41.0	22,382	37.5
Heavy Oils	594	0.9	1,773	3.0
Other	5,819	9.2	8,687	14.5
Total refinery production (4)	63,174	100.0	59,758	100.0
Refinery utilization (5)		80.7%		80.5%

(1)
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

The refinery operating margin for the three months ended March 31, 2014 excludes losses on commodity swaps of $6,238.

(2)	Refinery direct operating expense is a per barrel measurement calculated by dividing direct operating expenses at the refinery by the refinery’s total throughput volume.

(3)	Total refinery throughput represents the total barrels per day of crude oil and blendstock inputs in the refinery production process.

(4)
Total refinery production represents the barrels per day of various products produced from processing crude and other refinery feedstocks through the crude unit and other conversion units at the refinery.

(5)	Refinery utilization represents average daily crude oil throughput divided by crude oil capacity, excluding planned periods of downtime for maintenance and turnarounds.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Sales. Net sales for the three months ended March 31, 2014 were $636.0 million, compared to $620.3 million for the three months ended March 31, 2013, an increase of $15.7 million. This increase was due to higher refinery throughput, partially offset by lower refined product prices in the three months ended March 31, 2014 compared to the same period last year. Refinery average throughput for the three months ended March 31, 2014 was 62,067 barrels per day, which reflects the impact of crude unit maintenance, compared to 58,439 barrels per day for the three months ended March 31, 2013, which reflects the impact of crude unit maintenance and reformer catalyst regeneration. The average per gallon price of Gulf Coast gasoline for the three months ended March 31, 2014 decreased $0.18, or 6.3%, to $2.66, compared to $2.84 for the three months ended March 31, 2013. The average per gallon price for Gulf Coast high sulfur diesel for the three months ended March 31, 2014 decreased $0.17, or 5.6%, to $2.84, compared to $3.01 for the three months ended March 31, 2013.
Cost of Sales. Cost of sales for the three months ended March 31, 2014 were $601.0 million, compared to $551.2 million for the three months ended March 31, 2013, an increase of $49.8 million. This increase was primarily due to increased refinery throughput, higher crude oil prices, a narrowing WTI Cushing to WTI Midland spread as well as the impact of commodity swaps. The average price per barrel of WTI Cushing for the three months ended March 31, 2014 increased $4.38 per barrel, or 4.6%, to an average of $98.65 per barrel compared to an average of $94.27 per barrel for the three months ended March 31, 2013. The WTI Cushing to WTI Midland spread narrowed 54.1% to $3.54 per barrel for the three months ended March 31, 2014, compared to $7.72 per barrel for the three months ended March 31, 2013. Cost of sales for the three months ended March 31, 2014 was also impacted by $5.1 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce.
Direct Operating Expenses. Direct operating expenses were $25.5 million for the three months ended March 31, 2014, compared to $23.3 million for the three months ended March 31, 2013, an increase of $2.2 million, or 9.4%. This increase was primarily due to higher natural gas costs and higher major maintenance costs.
Operating Income. Operating income for the three months ended March 31, 2014 was $0.7 million, compared to $37.7 million for the three months ended March 31, 2013, a decrease of $37.0 million. This decrease was primarily due to reduced refinery margins, partially offset by increased refinery throughput.
The refinery operating margin was $7.39 per barrel for the three months ended March 31, 2014, compared to $13.14 per barrel for the same period last year. This decrease was primarily due to narrowing of both the LLS to WTI Cushing spread and the WTI Cushing to WTI Midland spread as well as the impact of RINs costs, partially offset by higher Gulf Coast 2/1/1 high sulfur diesel crack spreads during the three months ended March 31, 2014. The LLS to WTI Cushing spread narrowed $14.22 per barrel to $6.00 for the three months ended March 31, 2014, compared to $20.22 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our refinery was also impacted by $5.1 million of costs to purchase RINs needed to satisfy our obligation to blend biofuels into the products we produce. Our refinery received an exemption from the RFS2 requirements for 2013 and as a result, we did not record costs associated with RINs. The average Gulf Coast 2/1/1 high sulfur diesel crack spread for the three months ended March 31, 2014 was $10.75 per barrel, compared to $8.20 per barrel for the three months ended March 31, 2013.
Interest Expense. Interest expense was $7.8 million for the three months ended March 31, 2014, compared to $10.2 million for the three months ended March 31, 2013, a decrease of $2.4 million, or 23.5%. This decrease was primarily due to lower interest costs on the reduced balance of our outstanding debt obligations.
Net Income (Loss). Net loss was $7.1 million for the three months ended March 31, 2014, compared to net income of $27.5 million for the three months ended March 31, 2013, a decrease of $34.6 million. This decrease was attributable to the factors discussed above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, inventory supply and offtake arrangements, credit lines and additional funding from Alon Energy. Accounts payable to Alon Energy and its subsidiaries of $273.1 million at March 31, 2014, while due on demand, are expected to be paid as funds are available.
We have an agreement with J. Aron for the supply of crude oil that supports the operations of our refinery, which substantially reduces our physical inventories and our associated need to issue letters of credit to support crude oil purchases. In addition, the structure allows us to acquire crude oil without the constraints of a maximum facility size during periods of high crude oil prices.
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

We have senior secured notes due October 2014 with an outstanding balance (net of unamortized discount) of $75.9 million at March 31, 2014. In May 2014, Alon Energy made a capital contribution allowing us to redeem $40.0 million of the principal balance on our senior secured notes. We plan to repay the remaining principal balance of approximately $36.5 million using cash from operating activities and funding from Alon Energy. As an alternative, we would consider the issuance of new debt to allow for the repayment of the outstanding senior secured notes balance.
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
101
The following financial information from Alon Refining Krotz Springs, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alon Refining Krotz Springs, Inc.
Date:	May 14, 2014	By:	/s/ David Wiessman
David Wiessman
Executive Chairman

Date:	May 14, 2014	By:	/s/ Paul Eisman
Paul Eisman
Chief Executive Officer

Date:	May 14, 2014	By:	/s/ Shai Even
Shai Even
Chief Financial Officer